Form 10-K
period 2023-12-31
INTER PARFUMS INC
filed 2024-02-27
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

or

 pro

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,437,984,859 of voting equity and $-0- of non-voting equity.

Indicate the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date February 26, 2024: 32,021,700.

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

Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this report, including under the heading “Risk Factors”. Such factors include: The effects of our inability to successfully integrate or manage any future acquisitions; continuation and renewal of existing licenses and similar agreements; potential inability to obtain new licensing, arrangements or agreements for additional brands; potential reduction in sales of our fragrance products due to reduced consumer confidence as the result of a prolonged economic downturn, recession or terrorist attack in the United States, Europe or any of the other countries in which we do significant business; inflation; uncertainties and deterioration in global credit markets could negatively impact suppliers, customers and consumers; re-emergence of COVID-19 and related governmental mandates, or outbreak of other disease, epidemic or pandemic, or similar public health threat; inability to protect our intellectual property rights; impact of social impact and sustainability matters; potential liability for infringement of third party brand names; product liability claims; effectiveness of our sales and marketing efforts and product acceptance by consumers; our dependence upon third party manufacturers and distributors; dependence upon existing management; competition in the fragrance industry; risks related to our foreign operations, currency fluctuation and international tariff and trade barriers; compliance with governmental regulation; changing political conditions could adversely impact our business and financial results; potential hacking and outages of our global information systems; seasonal variability of our business; our ability to operate our business without infringing, and misappropriating or otherwise violating the intellectual property rights of other parties.

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

 ii

PART I

Item 1. Business

Introduction

Founded in 1982, we operate in the fragrance business, and manufacture, market and distribute a wide array of prestige fragrances, and fragrance related products. Our worldwide headquarters and the office of our wholly owned United States subsidiary, Interparfums, USA LLC, are located at 551 Fifth Avenue, New York, New York 10176, and our telephone number is 212.983.2640. We also have wholly owned subsidiaries as follows:

Country	Subsidiary	Function
Italy for organization, and France for seat of management	Interparfums Italia Srl	Manufacture, market and distribute a wide array of prestige fragrances, and fragrance related products
Switzerland	Interparfums, USA Swiss Ltd	Sales Office
United Arab Emirates	Interparfums Middle East DMCC	Sales Office
Hong Kong, special administrative region of the Peoples Republic of China	Inter Parfums USA Hong Kong Limited	Sales Office

Our consolidated wholly owned subsidiary, Inter Parfums Holdings, S.A., and its majority owned subsidiary, Interparfums SA, maintain executive offices at 10 rue de Solférino, 75007 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA also has wholly owned subsidiaries as follows:

Country	Subsidiary	Function
Italy	Inter Parfums Srl	Distribution
USA	Interparfums Luxury Brands, Inc.	Distribution of prestige brands in the United States
Switzerland	Interparfums (Suisse) Sarl	Holds and manages certain brand names
Republic of Singapore	Interparfums Singapore Pte., Ltd.	Sales and marketing office

Interparfums SA is also the majority owner of Parfums Rochas Spain, SL, a Spanish limited liability company, which specializes in the distribution of Rochas fragrances.

Two Publicly Held Companies

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

General Business Development

We operate in the fragrance business, and manufacture, market and distribute a wide array of prestige fragrances and fragrance related products. We manage our business in two based operations, our European based operations and our United States based operations. Certain prestige fragrance products are produced and marketed by our European based operations through our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext.

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

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments in fast-growing markets and channels to grow market share. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the reports that we file from time to time with the SEC.

European Based Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European based operations represented approximately 65% of net sales for the year ended December 31, 2023. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Moncler, Montblanc, Rochas, and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. The Lacoste fragrance license became effective on January 1, 2024.

United States Based Operations

Prestige brand fragrance products are also produced and marketed through our United States based operations and represented approximately 35% of net sales for the year ended December 31, 2023. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Anna Sui, Donna Karan, DKNY, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta, Roberto Cavalli, and Ungaro.

Recent Developments

Abercrombie & Fitch

In 2023, we announced our agreement to distribute Abercrombie & Fitch’s number one men's fragrance, Fierce, in selected markets. The first phase of the agreement, which became effective on September 1, 2023, covers Fierce distribution in certain major markets, including Europe, Mexico and Australia. The second phase, which activated in February 2024, covers distribution in additional markets in Western Europe and Latin America, and may include other flankers of the Fierce family of products.

Roberto Cavalli

We entered into an exclusive worldwide fragrance license for the Roberto Cavalli brand, for 6.5 years, effective July 6, 2023. Our Roberto Cavalli fragrance license is held and operated by our Italian subsidiary, Interparfums Italia, Srl, in keeping with the Company’s strategy to develop an Italian brand hub, and is managed out of Paris, France. The first seven months of the license have been focused on producing finished goods, and we actively started distributing these products with key customers in February 2024. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

 Lacoste

In December 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted to Interparfums SA for the production and distribution of Lacoste brand perfumes and cosmetics. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license became effective in January 2024 and will last for 15 years.

Dunhill

The Dunhill fragrance license expired on September 30, 2023 and was not renewed. The Company has now entered the twelve-month sell-off period during which it will maintain the right to sell-off remaining Dunhill fragrance inventory, which is customary in the fragrance industry. All usable components have been converted to finished goods, and any remaining components will be destroyed.

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

With respect to the management and coordination of activities related to the license agreement, the Company operates through a wholly owned Italian subsidiary based in Florence, that was acquired from Salvatore Ferragamo on October 1, 2021. The acquisition together with the license agreement was accounted for as an asset acquisition.

Emanuel Ungaro

In October 2021, we also entered into a 10-year exclusive global licensing agreement with a 5-year optional term subject to certain conditions, with Emanuel Ungaro Italia S.r.l, for the creation, development and distribution of fragrances and fragrance-related products under the Emanuel Ungaro brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business we took a $2.4 million impairment charge on our Rochas fashion trademark in the first quarter of 2021. In the fourth quarter of 2022, we again took a $6.8 million impairment charge on the Rochas fashion trademark after an independent expert concluded that the valuation of the trademark was $11.3 million. In 2023, the Rochas teams underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to make this new structure operational beginning in 2024. An independent expert concluded that the valuation based on this new business model was consistent with prior valuations and no additional impairments were needed.

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

As a percentage of net sales, product sales for the Company’s largest brands represented 73% of sales in 2023 up from 71% in 2022 with a split by brand as follows:

	Year Ended December 31,
	2023	2022	2021
Montblanc	17%	18%	19%
Jimmy Choo	17%	18%	18%
Coach	15%	15%	16%
GUESS	12%	12%	12%
Donna Karan/DKNY	7%	3%	—
Ferragamo	5%	5%	1%

In 2023, Macys, our top retail customer, accounted for approximately 12% of net sales. No one customer represented 10% or more of net sales in 2022 and 2021.

Our licenses expire on the following dates:

Brand Name	Expiration Date
Abercrombie & Fitch	Extends until either party terminates on 3 years’ notice
Anna Sui	December 31, 2026, plus one 5-year optional term
Boucheron	December 31, 2025, plus a 5-year optional term if certain sales targets are met
Coach	June 30, 2026
DKNY	December 31, 2032, plus a 5-year optional term if certain sales targets are met
Donna Karan	December 31, 2032, plus a 5-year optional term if certain sales targets are met
Dunhill	Expired September 30, 2023, sell off period until September 30, 2024
Emanuel Ungaro	December 31, 2031, plus a 5-year optional term if certain sales targets are met
Ferragamo	December 31, 2031, plus a 5-year optional term if certain sales targets are met
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met
Graff	December 31, 2026, plus 3 optional 3-year terms if certain sales targets are met
GUESS	December 31, 2033
Hollister	Extends until either party terminates on 3 years’ notice
Jimmy Choo	December 31, 2031
Kate Spade	June 30, 2030
Karl Lagerfeld	October 31, 2032
Lacoste	December 31, 2038
MCM	December 31, 2030, plus 4 option years
Moncler	December 31, 2026, plus a 5-year optional term if certain conditions are met
Montblanc	December 31, 2030
Oscar de la Renta	December 31, 2031, plus a 5-year optional term if certain sales targets are met
Roberto Cavalli	December 31, 2029
Van Cleef & Arpels	December 31, 2024

In connection with the acquisition of the Lanvin brand names and trademarks for our class of trade, we granted the seller the right to repurchase the brand names and trademarks on July 1, 2027 for €70 million (approximately $77 million) in accordance with an amendment signed in 2021. In connection with such amendment, we also granted a license to the seller to develop and sell cosmetics other than fragrances.

Fragrance Portfolio

Abercrombie & Fitch— In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch brand name. We distribute these fragrances in specialty stores, department stores and duty free shops, and in the U.S., in select Abercrombie & Fitch retail stores. Our initial men’s scent, First Instinct, was launched in 2016 followed by a women’s version in 2017. Since that time, we unveiled several new fragrances, most notably the Authentic and Away duos as well as brand extensions.

Abercrombie & Fitch Co. is a leading, global, omnichannel specialty retailer of apparel and accessories for men, women and kids. The iconic Abercrombie & Fitch brand was born in 1892 and aims to make every day feel as exceptional as the start of a long weekend.

In 2023, we announced our agreement to distribute Abercrombie & Fitch’s number one men's fragrance, Fierce, in selected markets. The first phase of the agreement, which became effective on September 1, 2023, covers Fierce distribution in certain major markets, including Europe, Mexico and Australia. The second phase, which activated in February 2024, covers distribution in additional markets in Western Europe and Latin America, and may include other flankers of the Fierce family of products.

Anna Sui—In 2011, we entered into an exclusive worldwide fragrance license to create, produce and distribute fragrances and fragrance related products under the Anna Sui brand. The Anna Sui brand is mostly popular in Asia. Over the past decade, we have worked in partnership with Anna Sui and her creative team to build upon the brand’s customer appeal and develop and market a family of fragrances including Fantasia, Sui Dreams, Sky, and Sundae, a new three fragrance collection.

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

Boucheron’s legacy scents, Femme and Homme, and the legendary Jaipur perfume form the foundation of brand sales. Our team has enriched the portfolio with Quatre for men and women, a new men’s fragrance, Singulier, along with several special editions, a growing collection of unique scents aptly named, La Collection, and Serpent Bohème. Boucheron operates through several boutiques worldwide as well as an e-commerce site.

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

In 2016, we launched our first Coach fragrance, a women’s signature scent, and in 2017, a men’s scent, both of which became and remain top selling prestige fragrances. Subsequent flankers and extensions have enlarged the Coach fragrance enterprise as have entirely new collections, including Coach Dreams which debuted in early 2020, and its sister scent, Dreams Sunset, Coach Wild Rose, and Coach Open Road, a new fragrance for men. In 2023, we continued to enrich the Coach fragrance lines with the roll-out of a number of flankers. Coach is part of the Tapestry house of brands.

Donna Karan/DKNY— In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands, which took effect on July 1, 2022.

The Donna Karan and DKNY brands, which draw from the energy and attitude of New York City, are powerhouses in fashion and fragrance. These global lifestyle brands have been excellent additions to our portfolio. With this agreement, we have gained several well-established and valuable fragrance franchises.

The most notable fragrances for the fashion house duo include Donna Karan Cashmere Mist and DKNY Be Delicious. Upon joining our portfolio in July 2022, these brands now rank among our largest. In 2023, we enriched DKNY with the newest extension, Be Delicious Orchard St. and plan to launch new blockbuster fragrances under these brands in 2024. Donna Karan and DKNY are part of the G-III house of brands.

Dunhill— The Dunhill fragrance license expired on September 30, 2023, and was not renewed. After the expiration of this license, the Company has a twelve-month period to sell-off its remaining Dunhill fragrance inventory, which is customary in the fragrance industry. All usable components have been converted to finished goods, and any remaining components will be destroyed.

Emanuel Ungaro— In October 2021, we also entered into a 10-year exclusive global licensing agreement with Emanuel Ungaro for the creation, development and distribution of fragrances and fragrance-related products, under the Emanuel Ungaro brand. Founded in 1965 in Paris, the house of Emanuel Ungaro is an icon of French refinement and haute couture. Its unique style is expressed through unquestioning sensuality, purity of silhouette, flamboyant prints, and exquisite attention to detail. Season after season, Emanuel Ungaro dared to be different, combining unexpected yet sensual clashes of bright colors and prints with beautiful draping.

Ungaro fragrances uphold the same values of audacity and elegance, and the brand is best known internationally, and such presence will remain our sales focus as we continue to produce and distribute the brand’s legacy scents, notably Diva. In 2023, we unveiled an extension, Diva Rouge, and plan to launch a new fragrance in 2024.

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

For Graff, a six-scent collection for women, Lesedi La Rona, debuted exclusively at Harrods, has now extended to only the most exclusive, limited, ultra-high end retail outlets. New members of the collection have been regularly added since the Lesedi La Rona launch.

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

We began selling GUESS legacy scents in 2018. In 2019 the GUESS brand quickly became the largest within our United States based operations, with legacy fragrances dominating the sales mix.

Since joining our portfolio, we have introduced several new blockbuster scents, including Bella Vita, Effect, and Uomo, the newest men’s fragrance for GUESS, which came to market in 2022 with a flanker debuting in 2023. In 2024, we plan to launch a new blockbuster scent for women, in addition to the roll-out of an innovative extension.

Hollister— In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Hollister brand name. We distribute these fragrances in specialty stores, department stores and duty-free shops.

The quintessential apparel brand of the global teen consumer, Hollister celebrates the liberating spirit of the endless summer inside everyone. Inspired by California’s laidback attitude, Hollister’s clothes are designed to be lived in and made your own, for wherever life takes you.

 In 2016, we launched our first men’s and women’s fragrance duo, Wave, which led to several extensions, as did subsequent fragrance families Festival and Canyon Escape. In 2023, we launched a new blockbuster scent, Feelin’ Good, with plans to enrich the line with a new flanker in 2024.

Jimmy Choo— In 2009, we entered into an exclusive 12-year worldwide license agreement for the creation, development and distribution of fragrances and fragrance related products under the Jimmy Choo brand, and in 2017, we extended the license agreement which now runs through December 31, 2031.

Jimmy Choo encompasses a complete luxury accessories brand. Women’s shoes remain the core of the product offering, alongside handbags, small leather goods, scarves, eyewear, belts, fragrances and men’s shoes. Jimmy Choo has a global store network encompassing more than 200 stores and is present in the most prestigious department and specialty stores worldwide. Jimmy Choo is part of the Capri Holdings Limited luxury fashion group. On August 10, 2023, Tapestry, Inc. entered into a definitive agreement under which Tapestry will acquire Capri Holdings, with the final closing date expected to come in 2024. There is no current information that would indicate this purchase would have any material impact on the Company’s operations.

In the decade that followed, Jimmy Choo has grown to become our second largest brand with new pillars and flankers debuting regularly, both for men and women. Our newest women’s fragrance pillar, Rose Passion, was unveiled in 2023. Established fragrance collections, including Jimmy Choo, Jimmy Choo Man, and Jimmy Choo I Want Choo continue to see international success.

Karl Lagerfeld— In 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute fragrances under the Karl Lagerfeld brand.

Under the creative direction of the late Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflect the designer’s own style and soul. Karl Lagerfeld created the first fragrance that bears his name in 1978, and that legacy has expanded to include several growing multi-scent collection, Les Parfums Matières, and more recently, Karl Cities, a new collection featuring entries for New York, Paris, Hamburg, Tokyo and Vienna was unveiled. A new fragrance due is unveiling in 2024.

Kate Spade— In 2019, we entered into an exclusive, 11-year worldwide license agreement with Kate Spade to create, produce and distribute new perfumes and fragrance related products under the Kate Spade brand which we distribute globally to department and specialty stores and duty-free shops, as well as in Kate Spade retail stores.

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

Our first original scent, Kate Spade New York, debuted in January 2021. We have continued to enrich the collection with flankers, including Kate Spade Sparkle, and more recently, Kate Spade Cherie.

Lacoste – In December 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted for the production and distribution of Lacoste brand perfumes and cosmetics.

At the juncture of sport and fashion, Lacoste frees us up, creates movement in our lives, and liberates our self-expression. In every collection, in every line, Lacoste’s timeless elegance is captured through a combination of the creative and the classic. Since its beginnings, the crocodile’s aura has grown more powerful with every generation who has worn it, becoming a rallying sign beyond style. Passed from country to country, from one generation to the next, from one friend to another, Lacoste pieces become imbued with an emotional connection that raises them to the status of icons.

The Lacoste license took into effect in January 2024, and we have been using the time since the license was signed to develop go-forward strategies, curate the collection, and produce entirely new fresh goods.

Lanvin— In 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3, our class of trade. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

Lanvin fragrances occupy an important position in the selective distribution market in France, Eastern Europe and Asia, and we have several lines currently in distribution, including Éclat d’Arpège, Lanvin L’Homme, Jeanne Lanvin, Modern Princess, A Girl in Capri, and Les Fleurs de Lanvin.

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

Following through on our plan to develop extraordinary fragrances that capture the creative spirit of MCM, our first new fragrance, MCM, was released during the first quarter of 2021 to great success. In 2023, we debuted our first ever men’s scent, MCM Onyx, and have plans to enrich the fragrance line with extensions in 2024.

Moncler— In June 2020, we entered into an exclusive, 5-year worldwide license agreement with a potential 5-year extension with Moncler for the creation, development, and distribution of fragrances under the Moncler brand.

Moncler was founded at Monestier-de-Clermont, Grenoble, France, in 1952 and is currently headquartered in Italy. Over the years, the brand has combined style with constant technological research assisted by experts in activities linked to the world of the mountain. The Moncler outerwear collections marry the extreme demands of nature with those of city life.

Our first fragrance for the Moncler brand had a revolutionary LED design, and the flask-shaped bottles of Moncler Pour Femme and Moncler Pour Homme forged a powerful bond with the House Moncler’s alpine roots and pioneering spirit. This playful and unique innovation enables its owner to write a personalized note that scrolls in red letters on the screen of the mirror bottle. In March 2023, we launched Les Sommets Moncler and Home collections, exploring a rich, woody olfactory palette.

Montblanc—In 2010, we entered into an exclusive license agreement to create, develop, and distribute fragrances and fragrance related products under the Montblanc brand. In 2015, we extended the agreement to December 31, 2025 and in 2023, we extended the agreement for a second time through December 31, 2030.

Montblanc has achieved a world-renowned position in the luxury-based operations and has become a purveyor of exclusive products, which reflect today’s exacting demands for timeless design, tradition and master craftsmanship. Through its leadership positions in writing instruments, watches and leather goods, promising growth outlook in women’s jewelry, international retail footprint through its network of more than 600 boutiques, high standards of product design and quality, Montblanc has grown to be our largest fragrance brand.

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line and has given rise to a plethora of flankers including Legend Night, Legend Spirit, and Legend Red. In 2014, we launched our second men’s line, Emblem and like its predecessor, Emblem gave rise to brand extensions. In 2019, we unveiled Montblanc Explorer, which has added numerous flankers including Ultra Blue and Platinum. A four-scent premium collection will debut in 2024.

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

After taking over distribution of the brand’s legacy fragrances in 2014, we introduced Extraordinary the following year. Oscar de la Renta Bella Blanca debuted in 2018, followed by Bella Rosa, Bella Essence, Bella Bouquet, and Bella Night. In 2021, we debuted an entirely new fragrance pillar, Alibi, which welcomed sister scents, Alibi Eau de Toilette, and more recently, Alibi Eau Sensuelle. In 2024, we will unveil the Alibi ‘Pop’ three-scent collection.

Roberto Cavalli— In July 2023, we closed a transaction agreement with Roberto Cavalli, whereby an exclusive and worldwide license was granted for the production and distribution of Roberto Cavalli brand perfumes and fragrance related products. The license became effective in July 2023 and will last for 6.5 years.

Roberto Cavalli scents are sophisticated, luxurious, and flamboyant, while Just Cavalli fragrances are designed to appeal to contemporary, urban customers that are young or young at heart. In addition to the two core lines, the house launched the Roberto Cavalli Gold Collection, an ultra-premium fragrance collection, in 2014. Cavalli fragrances are distributed globally, with a concentration in Europe, the Middle East and the United States. Additionally, we partnered with one of the top luxury retailers and distributors in the Middle East, a concentrated market for the brand, to further expand the brand.

We began shipping new freshly produced goods in February 2024, and plan to launch our first signature flanker in the summer of 2024, which is planned to be followed by a Just Cavalli duo and a new collection of hair and body mists.

Rochas— In 2015, we acquired the Rochas brand from The Procter & Gamble Company. Founded by Marcel Rochas in 1925, the brand began as a fashion house and expanded into perfumery in the 1950s under Hélène Rochas’ direction.

With Rochas, nature is synonymous with French-style gardens, eternal springs, freshness, and innocence. Never dry, these gardens are constantly irrigated by the water of dreams and lit by the sun of the imagination. Rochas’ birds and flowers are regularly revisited in the ready-to-wear creations and perfumes. They are part of the natural lifeblood of Rochas, a constant presence thronging with a multitude of colors and a very Parisian spirit.

Our first new fragrance for Rochas, Mademoiselle Rochas, had a successful launch in 2017 in its traditional markets of France and Spain. Over the next few years, we debuted flankers for legacy scents Eau de Rochas and Mademoiselle Rochas, plus others, and in 2018 we launched our first new men’s line, Rochas Moustache. Byzance debuted in early 2020 and Rochas Girl in 2021. The first flanker for both came to market in 2022 as well as one for L’Homme Rochas. In 2023, we rolled-out pillar extensions Eau de Rochas Citron Soleil and Rochas Girl Life.

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

The current fragrance lineup includes Storie di Seta, a collection of four refined, luminous olfactory works of art. Each fragrance is made with rare, sustainable raw materials, and can be worn alone or in combination, creating a personalized multifaceted scent. The genderless collection is comprised of four fragrances in four colors. Four exclusive motifs drawn from the House’s textile heritage adorn each flacon. Established scents in the Ferragamo portfolio include Ferragamo, a collection of fragrances for men, Signoria, a collection of fragrances for women, the Tuscan Creations series, the Amo series and the Uomo series. In 2023, we rolled out new flankers for the Signoria collection, Liberia, a Storie di Seta duo, Cieli & Foreste, and a four-scent collection for Ferragamo. New flankers are in the works for 2024.

Van Cleef & Arpels— In 2018, we renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024. Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006.

 Since its founding in 1906, Van Cleef & Arpels has often turned to nature as an inexhaustible source of inspiration. Enthralled by the constant metamorphoses of flora and fauna, the Maison creates pieces that echo the blooming of flowers and the lushness of gardens. Over the decades, the excellence and creativity of the High Jewelry Maison established its reputation across the world.

Van Cleef & Arpels fragrances in current distribution include: First and Collection Extraordinaire. Sales of the Collection Extraordinaire line have experienced continued growth since its debut. We continue to introduce new additions to the Van Cleef & Arpels Collection Extraordinaire assortment annually, including Oud Blanc, Rêve de Matiere, and Patchouli Blanc, with further additions planned. Founded in 1896, Van Cleef & Arpels is a French luxury jewelry company owned by Richemont Holdings Limited.

Business Strategy

Focus on prestige beauty brands. Prestige beauty brands are expected to contribute significantly to our growth. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating in the most receptive market based operations and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, we have had a history of successful launches. Certain fashion designers and other licensors choose us as a partner because our Company’s size enables us to work more closely with them in the product development process as well as our successful track record.

Grow portfolio brands through new product development and marketing. We grow through the creation of fragrance family extensions within the existing brands in our portfolio. We regularly create a new family of fragrances for each brand in our portfolio. We frequently introduce seasonal and limited edition fragrances as well. With new introductions, we leverage our ability and experience to gauge trends in the market and further leverage the brand name into different product families in order to maximize sales and profit potential. We have had success in introducing new fragrance families (sub-brands or flankers) within our brand franchises. Furthermore, we promote the performance of our prestige fragrance operations through knowledge of the market, detailed analysis of the image and potential of each brand name, and a highly professional approach to international distribution channels.

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business, and we intend to add new prestige beauty brands to our portfolio. Over the past 35 years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, in 2021, we closed on a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. Also in 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Donna Karan and DKNY brands. This exclusive license became effective in July 2022. During 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted to Interparfums SA for the production and distribution of Lacoste brand perfumes and cosmetics effective January 1, 2024. During 2023, we closed on a transaction agreement with Roberto Cavalli, whereby an exclusive and worldwide license was granted for the production and distribution of Roberto Cavalli brand perfumes and fragrance related products. This license became effective in July 2023. As of December 31, 2023, we had cash, cash equivalents and short-term investments of approximately $182.8 million, which we believe should assist us in entering new brand licenses or outright acquisitions. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

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

Production and Supply

The stages of the development and production process for all fragrances are as follows:

●	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach)

●	Concept choice

●	Produce mock-ups for final acceptance of bottles and packaging

●	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies

●	Choose suppliers

●	Schedule production and packaging

●	Issue component purchase orders

●	Follow quality control procedures for incoming components; and

●	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include, but are not limited to:

●	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres)

●	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane) who create a fragrance consistent with our expectations and, that of the fragrance designers and creators

●	Fillers (Voyant, CPFPI, Omega Packaging, Societe de Diffusion de Produits de Parfumerie, TSM Brands, ICR, Cosmint, Tatra, Arcade Beauty)

●	Bottle manufacturers (Pochet du Courval, Verescence, Verreries Brosse, Bormioli Luigi, Stoelzle Masnières, Heinz), caps (Qualipac, ALBEA, RPC, Codiplas, LF Beauty, Texen Group, S.A.R.L. J3P SBG Packaging Group), Pumps (Silgan Dispensing Systems Thomaston Corp, Aptar, Rexam) or boxes (Autajon, Diamond Packaging, TPC Printing)

●	Logistics (DiFarco, Bansard, Bolloré Logistics for storage, order preparation and shipment)

Suppliers’ accounts for our European based operations are primarily settled in euro and for our United States based operations, suppliers’ accounts are primarily settled in U.S. dollars. For our European based operations components for our prestige fragrances are purchased from many suppliers around the world and are primarily manufactured in France.

For United States based operations, components for our prestige fragrances are sourced from many suppliers around the world and are primarily manufactured in the United States and Italy. Additionally, we occasionally utilize third party manufacturers in China, Poland and Turkey.

Environmental, Social & Governance

Both our United States based operations and our European based operations are good corporate citizens and take our responsibilities seriously. We comply with all applicable laws, rules and regulations in general, and in particular with regard to chemicals and hazardous materials. Throughout our supply chain, from procurement of components to distribution of finished products, we act responsibly and monitor and comply with all legal requirements. While we do not own our manufacturing facilities, we set a high bar with our industrial partners by placing an emphasis on quality, the use of good manufacturing practices and innovation, and encouraging them to build strong ESG programs of their own. Like many of our industry competitors, we are applying a multifunctional and comprehensive approach in addressing the issues of corporate, environmental and social responsibility and transparency, building off the UN Sustainable Development Goals. Our European based operations have led the way on this initiative, but our US operations are actively catching up.

ESG Strategy

Inter Parfums, Inc., our parent company, is using a multi-step process for Environment, Social, Governance (“ESG”) related activities and reporting. Following the work done in ESG by our French based subsidiary, Interparfums SA, in September 2022 we launched our United States ESG program for our subsidiaries, Interparfums, USA LLC in the United States and Interparfums, Italia Srl in Italy. Environmental data regarding our regional sales offices in Geneva, Dubai and Hong Kong are not yet included in the ESG strategy. The final step in our ESG reporting will be the combination of both ESG programs into a single cohesive report.

United States based operations ESG

This section of our annual report discusses our United States based operations ESG program, and when we refer to ESG activities of Interparfums in the rest of the report, we are referring solely to our United States based operations ESG program. The ESG report by our French based subsidiary Interparfums SA, follows in the next section. When we refer to Inter Parfums, Inc., or the Company, we are referring to our Nasdaq publicly traded parent company. ESG related information is as of December 31, 2022, unless otherwise noted.

Introduction

We have defined Interparfums’ United States based operations ESG strategy and have been developing new projects and activities to reflect the United Nations’ sustainable development goals (https://sdgs.un.org/fr/goals), which are present throughout the document. Our ESG strategy is based upon the challenges we face, our risk analysis and the expectations of our stakeholders.

We are committed to:

● Creating a more diverse and inclusive culture and impacting our community: Our human capital is our greatest asset. We want to build a culture genuinely focused on listening to employees, supporting their development, and leveraging their value.

● Reducing and optimizing our environmental footprint: Climate change requires urgent action. We want to improve our environmental footprint and measure our carbon footprint to disclose it for all its scopes.

● Sustainable fragrances throughout their whole life cycle. Sustainability is at the heart of our product creation to respond to evolving social and environmental challenges. The procurement of materials should consider all those aspects.

● Transparency and compliance: Interparfums complies with all applicable laws, rules and regulations in general, and in particular with regard to chemicals and hazardous materials.

Act as a Climate Stakeholder and Anticipate Future Regulations

The first step is to know where we are starting from by measuring our carbon footprint across the board. It will enable us to initiate a low-carbon trajectory compatible with the Paris Agreements. As we do not own manufacturing facilities, our scope 1 is negligible and our scope 2 is restricted to the electricity consumption of our offices and warehouse. Finally, our scope 3 represents most of our emissions.

Measure the Carbon Footprint of Our Activities

The carbon footprint has been calculated for scopes 1, 2, and 3 for 2022. Scope 1 covers direct greenhouse gas emissions associated with consumption for heating and fuel for company vehicles. Scope 2 covers indirect energy-related greenhouse gas emissions, i.e. electricity consumption of our offices and warehouses. Scope 3 refers to indirect emissions in an organization’s supply chain, i.e. those indirectly related to its activity, both upstream and downstream. Inter Parfums, Inc. has calculated its total carbon footprint in accordance with international standards, and namely the International Green House Gas Protocol (GHG Protocol) for the conversion of all emission sources into tons of CO2 equivalent and the Base Carbone®, a public database of emission factors made available by the French Agency for Ecological Transition (ADEME).

in tons of CO2 equivalent	2022 Emissions	Weighted Average
Scope 1	23	0.02%
Scope 2	702	0.61%
Scope 3	113,996	99.37%
Total	114,721

in tons of CO2 equivalent	2022
Scope 3 Upstream
Products and services purchased	111,150
Fixed assets	531
Emissions from fuels and energy not included in Scope 1 or 2	63
Upstream freight transport and distribution	2,252
Waste generated	Negligible
Business travel	In services purchased
Commuting to work	Negligible
Upstream leasing assets	—
Other indirect upstream emissions	—
Scope 3 Downstream
Downstream freight transport and distribution	In services purchased
Transformation of products sold	—
Use of products sold	—
End of life of products sold	Non determined for 2022
Downstream leasing assets	—
Franchises	—
Investments	—
Other indirect downstream emissions	—
Total scope 3	113,996

Interparfums carbon intensity is in the low end of its industry sector. Calculating this first carbon footprint across the board has given us a starting point and highlighted our need to ask our suppliers more about their climate strategy and encourage them to make their own calculations to refine ours. We will then be able to forecast our carbon trajectory more precisely.

Commitment to Create a More Diverse, Fair and Inclusive Culture, and Impact Our Community

Interparfums is a company serving many customers in different countries. To serve our customers well, we must attract and retain the best talent who bring with them different backgrounds, experiences and viewpoints. Fostering an inclusive culture is key to enabling our talents to work together effectively.

In United States based operations, as of December 31, 2022, women accounted for 67% of the workforce and black, indigenous, and people of color accounted for 58% of the workforce. Our workforce as of December 31, 2022 included 241 full time employees.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment, and all our US employees are trained once a year on Preventing Harassment at Work through on-line training.

At Interparfums, we strongly believe in fostering a diverse and inclusive workplace where everyone feels safe, valued, respected, and empowered to reveal their authentic selves. This approach to diversity includes diversity of gender, ethnicity, ability, background, gender identity, and sexual orientation and is recognized at the leadership level and throughout our whole organization.

Offer a Healthy and Environmental Conscious Workplace

Since September 2022 our New York office has been partnering with Fraîche, which provides smart fridges that are stocked every day with high-quality and on-trend items curated from their local partner restaurants and brands. Our New York based employees can have access to meals, drinks, and snacks and the Company gives each employee a daily credit to be used. We are very glad to be part of the Fraîche journey.

To ensure that all our employees play an active role in our environmental approach, we have carried out several initiatives aimed to reflect on how Interparfums impacts climate change, global warming, pollution, and other environmental challenges, and how we can promote sustainability.

To commemorate Earth Day, we encouraged all employees to participate in activities that promote sustainability, distributed info on the UN Sustainable Goals, tips on how to be more sustainable in the office and shared a QR code linked to a survey where employees were invited to share suggestions on how we can make Interparfums a more sustainable workplace.

In Interparfums’ offices we also launched our recycling initiative. For example, in New York, we have now color-coded bins as follows:

● green bins for paper/cardboard placed next to the copy-machines and in the kitchens.

● blue bins for metal, plastic, glass, and cartons placed in the kitchens.

● black bins for regular trash/non-recycling items.

Moreover, we shared good practices on “how to be more sustainable in the office” tips on printing, electricity management, and cyberlearning. This is a first but necessary step in promoting sustainability in our day-to-day work.

Caring Employer Committed to Everyone’s Success

With a management style that is very family oriented and close to employees, everyone is free to share their ideas while respecting the Company’s. Management attaches the utmost importance to ensuring that everyone understands and supports Interparfums’ strategy.

Regular briefings on business developments and monetary results keep employees up to date with management and market expectations. The flexibility of the organization, which is essentially made up of small teams, means that it can constantly adapt to any changes or developments in the external environment.

The Company cultivates a positive and inclusive culture through various initiatives including the following that were implemented during 2023 in our United States based operational locations:

●	Launched Global Employee Anniversary Recognition Program

●	Distributed IP branded swag & product launches

●	Engagement & Pulse Surveys

●	Distributed company internal logo and Teams backgrounds

●	CPR Training Certification (New York and New Jersey)

●	Holiday Parties (US and Italy)

●	Greater diversity, equality and recognition

●	14th and 15th floor renovations for New York office

Social- Positive Contribution Through Impactful Philanthropy

To start the new year off strong, we’re proud to announce that Interparfums partnered with I Support the Girls https://isupportthegirls.org/programs/our-impact/ to distribute 1,100 Interparfums products to various American and international shelters for the holiday season. Our products were distributed to 13 different shelters that donate hygiene and cosmetic products to domestic abuse survivors and low-income schools.

Commitment To Sustainable Fragrances Throughout Their Life Cycle

Compliance Policy - As a global distributor of fragrances under licenses, Interparfums, fragrance oils and ingredients must comply with relevant global legislation, including, but not limited to, the countries and jurisdictions where the products are sold. We do not support animal testing on any bulk, raw materials, or finished product. We encourage our suppliers and any testing laboratories to find alternative test methods to ensure the safety and stability of our products. We also encourage development, use, and regulatory acceptance of alternatives to animal testing to ensure health and safety of consumers. Fragrance oil compounds must not be tested on animals (any mixtures of blended raw materials supplied to Interparfums). Fragrance ingredients must also not be tested on animals by the fragrance manufacturer for cosmetic safety assessment purposes.

The fragrance suppliers share with Interparfums an analysis report with physiochemical data (color, pH, density, organoleptic profile, etc.). We rely on these reports shared by our partners.

Measurements are taken after receipt to check the ingredients before formulation. Compliance with the specifications is verified for each batch, and at each renewal. If compliance is not obtained, then the product is not launched. In other words, 100% of the products launched are compliant. As there is no claim regarding our products, there is no further investigation made on them (unlike cosmetic products for instance).

Vegan-Friendly Fragrances Policy - We support a shift toward a vegan consciousness. As vegan products are becoming a standard request on the part of many of Interparfums’ licensors and clients, all fragrance oils developed for Interparfums are vegan in accordance with the definition provided below:

Vegan products do not contain any animal products, animal by-products, or animal derivatives. Animal products are anything obtained from living or killed animals. Animal by-products are anything obtained from living animals, including, but not limited to, beeswax, honey, shellac (including Ambretollide), and lanolin. Animal derivatives are anything derived from animals, animal products, or animal products, such as casein derived from milk.

Responsible Ingredients - As consumer interest continues to grow toward sustainable products and sustainably sourced ingredients, we understand our responsibility to ensure that we can speak about sustainably sourced ingredients within our products. Of course, all claims are compliant with the new French claims guide preparing the future European Commission regulation on explicit environmental claims (Green Claims Directive), as our products are also sold in Europe. All fragrances developed for Interparfums should provide an environmentally added value ingredient storyline, such as use of responsibly sourced lavender. Of course, the exact storyline or ingredient requested may vary depending on the brand or project.

While we understand some of these may be safe-as-used and well proven as solvents, all fragrance oils developed for Interparfums are formulated without phthalates and without gluten. This restriction also applies to ingredients that contain gluten such as wheat, barley, oats and rye, as well as raw materials that may be derived from gluten containing ingredients (e.g., Tocopherol derived from wheat germ oil).

To complete our approach, we have formalized a list of ingredients prohibited in our fragrances, which is shared by our development teams. In addition, we strictly adhere to the requirements of our licensors.

It is important to specify that most of our alcohol is of plant origin, mainly corn.

MCM Ultra - We have MCM Ultra fragrance, a bold new scent that fuses expert craftsmanship with cutting-edge technologies. Inspired by the brand’s signature backpack in eye-catching Berlin Gold, MCM Ultra features a rich scent profile in a show-stopping packaging that meets the opulence of this exquisite fragrance. MCM Ultra is 100% vegan, made with 74% biodegradable ingredients, and contains 79% responsibly sourced ingredients from Firmenich Naturals Together™ program that make a positive social impact to local communities all over the world.

Created in collaboration with our amazing partners at MCM, the ULTRA campaign foreshadows MCM Worldwide AW22’s campaign, “The Movement”. The campaign takes place in a seemingly infinite room made of entirely gold-tinted mirrors, reminiscent of a Berlin discotheque. The MCM tribe moves through the warm, ultra-luxurious light to reveal the ULTRA bottle emerging from liquid gold, capturing the feeling of upscale, sensual glitz and glamour that encapsulates ULTRA.

Contractors

Interparfums does not tolerate child labor or any form of involuntary labor and demands that its business Contractors (including its contractors, consultants, fillers, vendors and suppliers) conduct themselves with the utmost fairness, honesty and responsibility in all aspects of their business. As a general principle, our business Contractors are required to comply fully with all legal requirements applicable to the conduct of their business. We also demand that they comply with rigorous standards with respect to the manner in which they treat their employees and accept Interparfums’ Supplier Code of Conduct, which reflects our principles and values.

Governance

Inter Parfums, Inc. adheres to corporate governance codes including but not limited to anti-hedging, bribery, fraud, and prohibition against insider trading. The Company’s management is responsible for the development and implementation of its ESG strategies and programs. Ultimate oversite by the Company’s Board of Directors is included in its committee charters and practices. Inter Parfums, Inc. is a publicly traded company (Nasdaq GS: IPAR), and files reports with the Securities and Exchange Commission (“SEC”). Our largest subsidiary, 72% owned Interparfums SA, is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext and is subject to the reporting requirements of the Euronext. Interparfums SA also maintains a governance policy that relates to its status as a French publicly held company, in addition to complying with this governance policy, where applicable.

Interparfums SA CSR/ESG

Introduction

Interparfums SA has identified its Corporate Social Responsibility (“CSR”) challenges based on the expectations of its stakeholders and the market. The first step was to identify them. A materiality analysis was then carried out to list the CSR challenges and highlight the priorities to be addressed in the coming years to ensure the model’s sustainability. Stakeholders and priorities consist of the following:

Interparfums SA
Stakeholders	Priorities
Licensors	Synergy, mutual involvement, sharing common values
Suppliers and subcontractors	Responsible sourcing policy, product traceability and security, long-term relationships based upon trust, industrial synergies
Employees	Sense of belonging, maintaining skills, equal opportunities, social dialogue, working conditions
Civil Society	Ecological footprint, local economy, relationships with schools, patronage
Distributors	Satisfaction, relationships built on trust, long-term relationships
Consumers	Health & safety, packaging recycling, name recognition
Shareholders, financial community, Autorité des marchés financiers (financial market regulation) (“AMF”)	Regular relations based upon trust and transparency

Interparfums SA is committed to a global approach to social, environmental and corporate responsibility and transparency. Year after year, it develops a CSR policy implemented by its operational and functional divisions and involving all staff. It identifies its main challenges based on several key areas: its responsibilities to consumers, the environment, operational stakeholders and society, and employees. To support this approach, a CSR Executive Committee was set up at the beginning of 2021 at the initiative of management. Comprising the Operations & Supply Chain, Human Resources, Finance, Legal and Communications departments, it has formalized the Company’s CSR strategy, with goals to:

●        Consolidate its status as a responsible employer with, in particular, the formalization of a "Responsible Employer Charter" and reinforcement of the employee training plan

●        Reduce its ecological footprint and involve suppliers in the process, thanks to the introduction of optimized eco-design specifications, including the reduction of packaging and the introduction of recycled and recyclable materials on each product developed

●        Measure its carbon footprint according to the GHG protocol methodology (Scopes 1, 2 and 3) to initiate a low- carbon trajectory compatible with the Paris Agreements

●        Strengthen its sustainable development approach by formalizing a business ethics charter that can be enforced against operational stakeholders

ESG Targets

In line with the Interparfums SA’s Corporate Social Responsibility strategy, the following table presents Interparfums SA’s main objectives and compares them to market benchmarks such as the Sustainable Development Goals (“SDGs”). In January 2024, as part of its continuing improvement in ESG performance, Interparfums SA announced that it had increased its rating with Sustainalytics, a leading ESG rating firm, and now ranks 26th out of 104 companies.

SGD 2025 Targeted Performance	2023 Status

Attracting, supporting and developing all talent

Deploy responsible employer charter	Completed 2023

Train 70% of employees per year	55% of employees trained

CSR training for employees	Deployment of the Word for Good platform
Raising employee awareness about disabilities	Annual intervention of a committed association/personality

Proposing environmentally and socially responsible packaging

Work with suppliers with an EcoVadis score of 70/100	Average score of suppliers evaluated with EcoVadis 68.1/100

Propose 85% recyclable packaging	82% of our packaging is recyclable

Initiating a low carbon trajectory

Reduce emissions from scopes 1, 2 and 3	Emissions increase by 13.6% from 2022 to 2023
Engage in contribution projects (carbon sequestration)	Initiation of a first project

Strengthen relationships with our partners

Distribute eco-design charter to all industrial suppliers	100% completed in 2022
Committing 100% of industrial suppliers to a low carbon trajectory	New Objective

Ethical conduct and compliance

Deploy the business ethic charter to all stakeholders	51% of industrial suppliers have received and signed the Business Ethics Charter

Raising employee awareness	Action initiated at end of 2023 with Climate collage

Ensure the Health and Safety of Consumers

Interparfums SA is responsible for marketing the cosmetic products it sells and for assessing their safety. It also relies on information provided by perfumers, who assess the safety of the raw materials used to make fragrances. Interparfums SA carries out skin and eye safety tests on the products it markets. In accordance with EC regulation 1223/2009, none of these tests are carried out on animals. Dermal safety tests are carried out on healthy adult volunteers and ocular safety tests on cultured cells. Interparfums SA has taken account of the REACH regulation (EC Directive No. 1907/2006 of 18 December 2006) on the registration, evaluation and authorization of chemicals with all its suppliers, and has taken the initiative of contacting its various subcontractors and suppliers to ensure that they effectively comply with the necessary registrations, notifications and requests for authorization from those upstream in their supply chain. Interparfums SA has proactively communicated with all its suppliers to commit to supplying items that do not contain any substance listed in Appendix XIV (substances of very high concern). To date, no supplier has declared the presence of substances subject to authorization in items supplied to Interparfums SA.

High Priority for High Levels of Natural Ingredients

Interparfums SA uses only plant-based alcohol in all its fragrance lines, essentially beet alcohol, 99.5% of which is natural. The remainder is made up, depending on the line, of a variable proportion of natural ingredients. All the perfumers we work with have concentrates with a proportion of ingredients certified to ISO 9235 or ISO 16128. The proportion of natural fragrances is therefore over 80%. For its other products (aftershave balm, hand cream, shower gel and body lotion), Interparfums SA uses between 79% and 88% natural ingredients.

Rochas Girl Franchise

The launch of Rochas’ first low environmental impact line in 2021 was the first eco-design initiative to be led by Interparfums SA teams. This proposal allowed us to test with Rochas Girl the possibilities available to us in this area, taking our thinking as far as possible. The aim was to offer consumers a fragrance that met their expectations in terms of environmental engagement. This project combined the codes of luxury perfumery with a new awareness by modernizing the Rochas portfolio, in an inclusive and eco-responsible approach. Rochas Girl is made from 90% natural ingredients, with neroli extract with relaxing properties, and is vegan. Its glass bottle contains 40% post-consumer recycled glass (“PCR”), which is the maximum level currently proposed by glassmakers, and its cap is made from recycled plastic. Its cardboard case is FSC-certified, printed with water-based ink and without unnecessary decoration. It is made in France. Its formula contains no colorants, stabilizers, controversial additives or UV filters. It contains a reduced number of allergens. In the same vein, a refill is now available for even less impact on the environment.

The multi-channel advertising was consistent with the product, with an advertisement filmed in the Paris region, with pictures of unretouched models conveying an authentic image. FSC certified cardboards point-of-sale advertising was also used. With Rochas Girl, Rochas also wanted to join the "1% for the planet" initiative, redistributing 1% of turnover generated to various charities.

The new version of Rochas Girl, Rochas Girl Life, launched in spring 2023, offers a direct refill and its bottle is made from 40% PCR glass.

Environmental Responsibilities

Interparfums SA does not directly manage industrial sites but is involved in developing an environmental policy in collaboration with its subcontracting partners and suppliers throughout its value chain, particularly in the following areas:

● choice of ingredients;

● choice of techniques and materials;

● recycling and waste disposal measures; and

● reducing CO2 emissions.

Interparfums SA has no manufacturing activity and entrusts the manufacturing process to partners, each offering the best expertise and commitment in their respective fields: fragrance, glassmaking and packaging. Interparfums SA asks them about their CSR strategies, in addition to the EcoVadis assessment, and works with them to incorporate the environmental issues identified at each stage, in particular the choice of materials used in components, waste treatment and reducing the carbon footprint.

An optimized eco-design charter was formalized in 2022 and shared both internally and externally to ensure that the possible options in this area are clear to all stakeholders. The aim of this charter is to highlight the best practices of Interparfums SA for optimizing the eco-design of the products it develops. The objectives for each product category are clearly stated: glass, decoration, covers, wedges and cases.

Promotional products are not forgotten either with boxes, tubes and point-of-sale advertising. This is a global approach that will enable Interparfums SA to prepare for the regulatory obligations of the French AGEC law (anti-waste law for a circular economy).

Manage the Environmental Impact of Our Operations

Interparfums SA uses an HQE (High Environmental Quality) certified warehouse located in Normandy France, for its logistics and storage needs. This certification covers improved insulation, lighting using presence detectors, Ecolabel finishing materials, centralized technical management for energy control, rainwater recovery and efficient waste sorting.

Interparfums SA constantly monitors energy and water consumption indicators to identify opportunities for improving energy efficiency in lighting, heating and ventilation throughout the logistics site, such as modulating ventilation flow rates and programming weekend heating/ventilation slowdowns.

To this end, the warehouse lighting is switched off automatically when employees are on a break outside and the temperature in the warehouse is kept at 11°C. This energy management also includes measures to manage the recharging schedules of the electric forklift trucks during off-peak hours at night, with a low consumption of 280 kW maximum instead of 600 kW during the day. Monthly electricity consumption reports are drawn up and in the event of significant peaks in consumption, the Company analyses the causes of this over-consumption in order to remedy the situation where necessary. Finally, to help preserve the environment, Interparfums SA has installed dedicated parking spaces for bicycles and electric terminals for cars on the logistics site.

	2021	2022	2023
Total Energy consumption in kWh	1,845,715	1,753,729	1,696,084

Waste

Interparfums SA closely monitors its waste production at warehouse level. In 2023, 27 tons of waste were recycled through various channels (plastic, pallets, paper and cardboard). In addition, 3 tons of non-hazardous waste were incinerated with heat recovery. There was no dangerous waste elimination in 2023.

Logistics

Actions undertaken in collaboration with the warehouse and goods dispatch manager as part of the improvement and optimization of inter-plant transport and the logistics platform have contributed to a reduction in the number of trucking turnarounds.

As regards transport to distributors, Interparfums SA uses road transport for shipments in France and Europe and sea transport for America, Asia and the Middle East. Interparfums SA makes very limited use of air transport, reserving it for unavoidable emergencies. Some promotional products manufactured in Asia are sent directly to American distributors without being imported and stored in France.

Measure the Carbon Footprint Of Our Activities

The carbon footprint has been calculated for scopes 1 and 2 since 2020. Scope 1 covers direct greenhouse gas emissions (gas and fuel consumption by Interparfums SA vehicles), while Scope 2 covers indirect emissions associated with energy (electricity consumption). The sites studied were the warehouse and offices of the Paris head office. On rue de Solférino, the premises are connected to the City of Paris heating network and to a district cooling network that uses the cool temperature of the River Seine to cool the water in the distribution network. The emission factors for these two networks are very favorable in terms of carbon footprint. Gas consumption is now reduced to that of the warehouse. In addition, the solar panels on the roof have produced 4.9 MWh of renewable energy.

in tons of CO2 equivalent	2021	2022	2023
Scope 1	226	205	194
Scope 2	29	30	27
Total	255	235	221

The variations between 2023 and 2022 are linked to the periods of lockdown relating to the pandemic in 2020. In 2022, Interparfums SA moved its head office to BREEAM and HQE-certified premises, which are expected to reduce energy consumption by around 30%. In addition, the use of renewable energies and the Paris heating network help improve these results.

Since 2021, a full scope 1, 2 and 3 carbon footprint has been calculated using the GHG protocol method and either emission factors available in databases, monetary ratios, or data shared by suppliers. Therefore, 2021 is the reference year chosen by Interparfums SA for its carbon trajectory.

We are convinced that it is by involving our suppliers in our approach that we will be able to make progress on a low-carbon trajectory. For the moment, only 53% of suppliers within the EcoVadis scope are tracking their carbon footprint. However, 86% of purchases of goods and services for production are made from suppliers located in Europe, who will be subject to the CSRD regulations (with a deadline depending on their size) and will therefore initiate the process of measuring their carbon footprint. If they wish, we will support them in terms of methodology so that they can make progress on these crucial issues.

in tons of CO2 equivalent	2021	2022	2023
Scope 3 Upstream
Products and services purchased	166,934	144,320	177,188
Fixed assets	2,668	3,839	3,965
Emissions from fuels and energy not included in Scope 1 or 2	55	48	45
Upstream freight transport and distribution	729	1,050	2,026
Waste generated	17	23	24
Business travel	494	265	585
Commuting to work	Negligible	Negligible	Negligible
Upstream leasing assets	—	—	—
Other indirect upstream emissions	—	—	—
Scope 3 Downstream
Downstream freight transport and distribution	129	279	11,078
End of life of products sold	3,659	2,878	3,534
Downstream leasing assets	—	—	—
Total scope 3	174,685	152,702	198,445

The variations observed between the two years can be explained by changes in suppliers, some of whom are more advanced in terms of carbon strategy and disclose their new scope 3, which we integrated in our measurements. More assets were tied up over the period and more business trips were made.

2021		2022	2023	Variation 2022/2023
Carbon footprint (scopes 1, 2 and 3) - in teqCO2	174,940	152,937	198,666	13.6%

Interparfums carbon intensity is at the low end of its sector. The significant change between 2021 and 2022 is also linked to the increase in sales.

2021		2022	2023	Variation 2022/2023
Carbon intensity - in kg of CO2 per k€ of turnover	312	216	249	15.2%

Once the carbon footprint measurement had been completed, it was found only some of production purchases were made from suppliers with targets for reducing their carbon footprint by 2030 (often in line with the European fit for 55). We will be continuing our dialogue with them to increase the number of partners involved and thus avoid carbon emissions.

Interparfums SA wants to ensure that its climate trajectory is in line with the most recognized standards. A first step is to align its reporting with the principles of the TCFD (Task Force on Climate- Related Financial Disclosures).

Commitment to Carbon Sequestration Programs

At the end of 2022, Interparfums teamed up with TerraTerre, a young French Company with a mission to connect farmers committed to the ecological transition and companies wishing to contribute to the global goal of climate neutrality by 2050.

Improve the Environmental Impact of Products

Action to prevent environmental risks and pollution begins with the choice of techniques and materials, which must be optimized.

To reduce the impact of its activities, some of the bottles produced by Interparfums SA are colored by applying a water-soluble solution, making it possible to obtain a partly biodegradable color with no harmful impact on the natural environment. For the rest of its product ranges, Interparfums SA is pursuing its objective of gradually phasing out the use of "solvent-based" lacquers, with a view to using "water-based" lacquers for all its product ranges.

In addition, Interparfums SA is committed to reducing the volume of packaging and selecting appropriate materials at every stage of product development, to ensure that they can be recycled or disposed of under optimum conditions. Recyclable glass bottles are manufactured using a system that recovers, crushes and remelts the waste. Interparfums SA has revised boxes and secondary packaging (perfume cases and boxes) to optimize pallet filling, reduce cardboard purchases and cut transport volumes by reducing empty space. Tester boxes are entirely recyclable. Interparfums SA is now imposing a minimum number of pallets per truckload.

Promotional Products Integrated Into the CSR Initiative

Packaging for our boxes and cases has long been made from FSC-certified cardboard and paper. The transport crates have also been FSC-certified since 2022.

The design of the boxes also takes environmental concerns into account, with a choice of two formats, each with 3 recipient heights to match the volume of perfume. In addition, because of new specifications from certain distributors, the boxes will be subject to further developments. The new configuration will enable us to reduce our use of PS (polystyrene) plastic by more than 200 tons and our use of 100% recycled APET plastic by 40 tons.

Thanks to an innovative proposal from a supplier, in 2022 the new capsules helped reduce the amount of virgin PP plastic used by 3.6 tons. The replacement of virgin plastic in the boxes has begun, with the essential steps of testing compatibility with the formulas. In 2022, 60% of tube have been made from PE PCR, saving 16 tons of virgin PE plastic. PVC has definitively been banned for perfumery items.

Further, more than 50% of tubes are recyclable, and more than 2 million of them contain no or no more carbon black (making them difficult, if not impossible, to recycle). Another action aimed at reducing the consumption of unnecessary packaging is to discourage its use and replace it, particularly polybags. We progressively suppress the carbon black in the plastic tubes to make them recyclable in an easier way.

Gifts with Purchase (GWPs) are a major driver of consumer decisions. The CSR initiative extends to their selection. Our five suppliers are already assessed by EcoVadis, and their average score is 77.6 (4 are Platinum and 1 Gold according to the 2022 ranking), which is well above the average score for their sector (which is either 39 or 47, depending on the company). We are therefore exercising our duty of care in this area and, in addition, will be sharing our ethics charter with them in 2023. The search for eco-labelled products is also a priority.

In 2024, except for fragile items, promotional products will be wrapped in Kraft paper rather than plastic.

Help Consumers Recycle Their Packaging

Cardboard packaging for perfumes sold by Interparfums SA can be recycled if the correct procedure is followed. The optimized eco- design charter recommends using traditional glass (i.e., soda-lime glass), which is recyclable, and avoiding technical glass (i.e., boro-silicate glass), which is not.

Since January 2022, European regulations have made it compulsory to display the Triman logo with instructions on how to recycle waste. This has been done for all products sold by Interparfums SA.

We are taking part in the Selective Perfumery working group run by the Institut du Commerce, which aims to mobilize brands and distributors around the issue of collecting and recycling plastic in-store advertising in France. This collective approach also brings together in-store advertising manufacturers already committed to eco-design and potential dismantling.

All these actions reflect Interparfums SA’s determination to integrate circular economy initiatives into its business model.

Responsibilities to Operational Stakeholders and Society

As it carries out and develops its activities, Interparfums SA has identified the following challenges:

●             Maintain a high level of relationship with its licensors through synergy, mutual involvement and the sharing of common values;

●             Develop long-term partnerships with its suppliers and subcontractors through close collaboration in information exchange, in particular about their CSR approach, their carbon footprint and their trajectory; and

●             Develop long-term, trust-based relationships with its distributor customers.

Build Trusting Relationships with Licensors and Distributors

Since signing its first license agreement in 1988, Interparfums has developed a significant portfolio of luxury brands under license. Contact with luxury houses is systematically initiated by managers who develop and maintain a close relationship with the licensors. Through the close collaboration between the marketing departments and the brands, which has increased over the years, products are developed according to the desires and collections of each brand, to offer a unique fragrance that represents shared values.

Interparfums SA has developed long-standing relationships with its distributors in each of the countries or regions in which it operates. More than 60 employees use their expertise in France and over 100 countries to distribute its fragrances. As each continent and region of the world has its own tastes, identity and olfactory culture, as well as its own sensitivities and attachment to a brand, there is no single destination, and it is crucial to develop close commercial relationships with our distributors, to provide optimum service to the consumer.

Every two or three years, Interparfums SA organizes a seminar lasting several days, bringing together all its distributors from around the world. This seminar, scheduled for 2024, will be an opportunity to present all the brands and products on offer, to meet all the distributors and involve them closely in our development, and for the distributors to meet the employees with whom they work closely on a daily basis.

Forge Lasting Industrial Partnerships

Most of the subcontractors' factories and the warehouse for storing finished products are in Haute Normandie (France). The activity generated by Interparfums SA thus contributes to the development of the local economy.

All of the perfumers we work with answer the CDP Climate Change questionnaire. Their grades are above B, which is a reassuring performance for our relationship with them. This means that they are dealing with climate change and biodiversity at the right level. Ratings of this level reflect a mature analysis of climate risks and opportunities.

The Forests questionnaire is also important for Interparfums SA, which pays close attention to the management of natural areas and considers it essential not to introduce raw materials responsible for deforestation in any country.

Of our suppliers assessed by EcoVadis, 45% are ISO 14001 certified, and 28% are ISO 45001/ OHSAS 18001 certified.

Run a Quality Management System with Confidence

Interparfums SA has introduced specifications for purchasing, logistics, and best manufacturing practice standards for its subcontractors. In addition, Interparfums SA has drawn up a business ethics charter that will be binding for its partners, to ensure that they comply with the rules of ethics, morality and law that we are committed to respecting. Its roll-out can thus be measured and improvement plans can be requested from partners.

Since 2013, all our suppliers have been implementing the ISO 22716 international standard on Best Manufacturing Practices, which sets out guidelines for the production, checks, packaging, storage and dispatch of cosmetic products. It is the practical development of the quality assurance concept, through the description of the plant's activities. Against this regulatory backdrop, regular audit campaigns of all packaging plants carried out by the Quality department in accordance with the ISO 22716 standard have been introduced. The purpose of these audits is to ensure that packagers maintain a good level of traceability. All plant activities have been reviewed, including the processes for receiving raw materials and packaging items, manufacturing, packaging and quality control. These reports have demonstrated that our subcontractors comply with ISO 22716 Best Manufacturing Practices and in particular the traceability required for all fragrance production.

Assess the CSR Performance of Suppliers

As part of its CSR strategy, Interparfums SA has teamed up with EcoVadis to assess the CSR performance of its supply chain and suppliers. EcoVadis operates a global platform for assessing and sharing CSR performance, and their assessment method is based on international CSR standards.

In 2023, 110 suppliers were assessed or in the process of being assessed, representing 92% of Interparfums SA’s purchasing activity. As part of a continuous improvement approach, Interparfums SA’ s objective is to monitor and encourage the CSR performance of its suppliers in 4 major areas: Environment, Social and Human Rights, Business Ethics and Responsible Purchasing.

Results of EcoVadis Evaluations

Number of Supplies Assessed	91
Average Score (overall score)	68.1/100
Environment Score	71.5/100
Social and Human Rights Score	67.8/100
Business Ethics Score	61.4/100
Responsible Purchasing Score	66.2/100

Social- Positive Contribution Through Impactful Philanthropy

Plastic pollution is a major issue. The oceans are its first victims and taking concrete action to protect them is a cause that Interparfums SA defends. With this in mind, we have decided to support The Sea Cleaners, a charity founded by yachtsman Yvan Bourgnon. The charity's mission is to help clean up the oceans by deploying boats to collect and recycle plastic waste. Awareness-raising campaigns are also run for the general public to bring about lasting changes in behavior.

Since 2018, through the Givaudan Foundation, Interparfums SA has helped seven schools manage their libraries. In 2022, the school library installation program continued in Sulawesi with the opening of 2 new libraries in Mamuju (West Sulawesi). A total of more than 5,000 books were delivered to 1,163 children and 95 schoolteachers. Interparfums SA renewed this partnership for 2023.

Caring Employer Committed to Everyone's Success

With a management style that is very family oriented and close to employees, everyone is free to share their ideas while respecting Interparfums SA’s values. Management attaches the utmost importance to ensuring that everyone understands and supports Interparfums SA’s strategy.

Regular briefings on business developments keep employees up to date with management and market expectations. The flexibility of the organization, which is essentially made up of small teams, means that it can constantly adapt to any changes or developments in the external environment.

Sharing the "Interparfums SA spirit" also means that all employees adhere to and are aware of the Company's ethical values, as well as ensuring that employees feel fulfilled at work and respect good working conditions. This ethical commitment has been formalized in a charter called the "Code of Conduct," to which each employee adheres, and which particularly focuses on health, safety, discipline, risk prevention, harassment, respect for individual freedoms, sensitive transactions, fraud and business confidentiality. Diversity of profiles, cultures, ages and genders is a source of strength for our teams, the Company's greatest asset.

Since 2019, Interparfums SA has organized an annual disability awareness campaign. In 2022, employees had the opportunity to take part in a conference organized in partnership with the Café Joyeux Company, which employs people with disabilities, mainly with Down's syndrome or autism. Thanks to these discussions and testimonials, employees were able to talk about any obstacles they might face and share their visions and experiences.

Thanks to these awareness-raising campaigns and local support from the Human Resources teams, three employees have been recognized as disabled workers via the RQTH (Recognition as a Worker with a Disability).

The quality of the work carried out by the teams is enhanced throughout the careers of our employees through training courses in order to maintain a high level of competence in all business categories. To this end, Interparfums SA offers all its employees development plans enabling them to broaden their technical, managerial and personal skills.

Our employees, who work mainly in the offices at our Paris headquarters, enjoy excellent working conditions. In 2022, the premises were transferred to a single site on rue de Solférino, in a building renovated to the latest standards in terms of user comfort. Smart systems mean everyone can manage their own lighting and ventilation. The site is easily accessible by public transport, and its car park has bicycle spaces and two vehicle charging points.

In addition, as part of the drive to prevent psychosocial risks, a counseling and psychological support service is available to employees via a dedicated toll-free number, in partnership with the Institut d'Accompagnement Permanent Psychologique et de Ressources (“IAPR”).

The CSR Executive Committee has therefore decided to set up a dedicated internal interactive platform: Work for Good. Work for Good is a socially responsible platform which, with just a few clicks of the mouse, aims to raise awareness among employees and encourage them to think about their consumption habits, both at work and at home and also think about how our professions need to change.

The platform also provides year-round information on Interparfums’ strategy. A number of modules will also be dedicated to understanding climate change. And for those who want it, turnkey training courses on environmental and social issues along with simple solutions that are easy to integrate into everyday life.

Governance

Interparfums SA adheres to the Middlenext corporate governance code and in this context is developing its governance in line with the ESG issues identified in its materiality matrix above. Since its listing on the Paris stock exchange, Interparfums SA has made every effort to be as transparent as possible by regularly explaining its strategy, outlook and concerns, and by answering all its shareholders' questions to the best of its ability.

In 2022, we set up an Individual Shareholders’ Consultative Committee to strengthen our communication and respond more effectively to the legitimate expectations of our shareholders. In 2023, the members of the Board of Directors attended information-sharing sessions designed to help them anticipate future regulations, particularly in terms of climate change, business ethics and the fight against corruption and forced labor. At the 2023 Annual General Meeting, new Directors were appointed to achieve double parity, with the Board of Directors now made up of 50% independent directors and 50% women.

Interparfums SA does not engage in any lobbying activities. Interparfums SA is a member of Middlenext to ensure that management is informed and trained in new regulations.

Ethics

The business ethics charter formalized in 2022 was sent in the second half-year to supply chain suppliers via the Provigis platform. This will enable us to guarantee suppliers' regulatory compliance and monitor the electronic signature system that will be put in place for the ethics charter. Other suppliers and partners will also be involved. In addition to distributing the ethics charter, we have decided to provide anti-corruption training for all our employees. Employees who are most exposed to risk will benefit from a special, tailor-made training day led by an expert.

Marketing and Distribution

Our products are distributed in over 120 countries around the world through a selective distribution network. For our international distribution, we either contract with independent distribution companies specializing in luxury goods or distribute prestige products through our distribution subsidiaries. In each country, we designate anywhere from one to three distributors on an exclusive basis for one or more of our name brands. We also distribute our products through a variety of duty free operators, such as airports and airlines, and select vacation destinations.

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

The business of our European based operations has become increasingly seasonal due to the timing of shipments by our distribution subsidiaries and divisions to their customers, which are weighted to the second half of the year.

For our United States operations, we distribute products to retailers and distributors in the United States as well as internationally, including duty free and other travel-related retailers. We also utilize our in-house sales team to reach our third party distributors and customers outside the United States. In addition, the business of our United States operations has become increasingly seasonal as shipments are weighted toward the second half of the year.

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

Product Liability

Our United States operations maintain product liability coverage in an amount of $10.0 million, and our European based operations maintain product liability coverage in an amount of €14.7 million (approximately $16.2 million). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

Government Regulation

Under the Federal Food, Drug and Cosmetic Act, fragrance products are regulated as cosmetics, and fragrances include, but are not limited to, perfumes, colognes, fragrance mists, body sprays and aftershave. They must meet the same requirements for safety as other cosmetic ingredients. Compliance required of fragrance ingredients include being safe for consumers when they are used according to labeled directions or as consumers customarily use them.

Under the Fair Packaging and Labelling Act, companies and individuals who manufacture or market cosmetics have the legal responsibility to ensure the products are safe and labelled according to the Act.

Our fragrance products that are manufactured and marketed in Europe are also regulated as cosmetics and subject to EU Regulation 1223/2009, and after Brexit, the United Kingdom regulation of The UK Schedule 34 to the Product Safety and Metrology Regulation 2019. As of the date of this report, Interparfums products are in compliance with these regulations.

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

Under various licenses and other agreements, we have the right to use certain registered trademarks throughout the world for fragrance products. These registered trademarks include:

●	Abercrombie & Fitch
●	Anna Sui
●	Boucheron
●	Coach
●	Donna Karan and DKNY
●	Dunhill (license expired September 30, 2023, sell off period until September 30, 2024)
●	Emanuel Ungaro
●	Ferragamo
●	French Connection
●	Graff
●	GUESS
●	Hollister
●	Jimmy Choo
●	Kate Spade
●	Karl Lagerfeld
●	Lacoste
●	MCM
●	Moncler
●	Montblanc
●	Oscar de la Renta
●	Roberto Cavalli
●	Van Cleef & Arpels

In addition, we are the registered owner of several trademarks for fragrance and beauty products, including:

●	Rochas
●	Lanvin
●	Intimate
●	Tristar

Equity Investments

In June 2020, the Company and Divabox, owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14 million through a capital increase.

Human Capital

        General

As of December 31, 2023, we had 607 full-time employees worldwide. Of these, 334 are full-time employees of our European based operations and its subsidiaries, with 90 employees engaged in sales activities and 244 in administrative, production and marketing activities. Our United States based operations has 273 full-time employees, and of these, 85 are engaged in sales activities and 188 in administrative, production and marketing activities. Other than for the employees of Interparfums Italia Srl, we do not have collective bargaining agreements relating to any of our employees, and we believe the collective bargaining agreement for our employees of Interparfums Italia Srl will not have a material adverse effect on our operations.

At Interparfums, we strongly believe in fostering a diverse and inclusive workplace free from discrimination of any kind, including sexual or other discriminatory harassment, an environment where everyone feels safe, valued, respected, and empowered to reveal their authentic selves. This approach to diversity includes diversity of gender, ethnicity, ability, background, gender identity, and sexual orientation and is recognized at the leadership level and throughout our whole organization.

Goals for our employees Company-wide are:

-	// cultivating a culture that promotes our values of entrepreneurship, commitment, creativity and passion;

-	// developing a respectful and inclusive work environment;

-	// developing team spirit and cross-functional collaboration;

-	// ensuring equal opportunity employment;

-	// empowering employees to develop their skills and grow their career;

-	// maintaining a high level of expertise;

-	// maintaining a proper balance between professional and private life;

-	// promoting dialogue between employees and management;

-	// offering quality of working conditions;

-	// preserving the health and safety of all.

United States Based Operations

Our employees are one of our most valuable assets, and fostering long-term relationships is beneficial to the continuity of our business. After experience and expertise in the respective fields of employment, we look for dedication and loyalty among our employees, as we believe having a long-standing workforce benefits our company. All of our executive officers have been with us for a long time (other than our CFO and our head of HR who joined our Company in 2022), and we also have several senior members of staff with years of experience at Interparfums. These experienced executives and employees believe that our company and their co-workers are an extended family and share the same values of entrepreneurship, commitment, creativity and passion. Their efforts and dedication are what allow our company to prosper.

Every year, Interparfums organizes two seminars over several days for all its global employees. This seminar provides an opportunity to present all the company’s brands, products and marketing strategies.

In Italy, an onboarding process is deployed including a welcome day with training on the company’s history and values, meeting with all teams and dinner with the new employee’s team. We also have an onboarding program in the US, which includes a two-day newcomers’ seminar, twice a year where new hires learn more about our Company, our vision, our brands, our teams, our ways of working and have team building activities.

The safety of our employees is of paramount importance to us. In the early stages of the COVID-19 Pandemic we experienced brief closures at all of our locations and adapted to working remotely. Upon reopening, we implemented prevention protocols to minimize the spread of COVID-19 in our workplaces. These protocols, which remained in place until June 2023, are in compliance with the Centers for Disease Control guidelines and state requirements. In Italy, the application of COVID-19 anti-contagion measures and protocol are followed and as required by the law, we provide occupational health and safety training.

Compensation and Benefits

We aim to provide an increasingly attractive employment package at our United States operations, this includes a comprehensive benefits package (including Medical, Dental, Vision, basic and voluntary Life Insurance, AD&D Short-term and Long-Term Disability and 401K program (plus company match after 1 year of service, 50% of employee contribution, capped at 3%) parental leave and commuter benefits).

We also allow Friday remote working arrangements for our employees, have shorter hours on Fridays during the summer months, and have made available food choices for purchase in our lunchroom in New York from the “Fraîche” fridge.

For the Italian operations, some of the benefits are required by law, such as health insurance for employees and family coverage, supplementary voluntary severance scheme, parental leave, study leave and paid time off.

A welfare plan is provided for employees in Italy, consisting of €500 per year, that each employee can use through a dedicated platform that comprises a broad range of benefits and services (Transport and mobility, education, health, culture and leisure time, supplementary pension and fringe benefit). Ten paid hours per year are allocated for medical appointments. Luncheon vouchers worth €8 per day worked are given to cover lunch expenses. Depending on the position in question, specific categories of employees are entitled to a company mobile phone and unlimited internet access.

In Italy, we also implemented remote working two days per week and flexible working hours (different start and end times for employee’s workday).

Performance Evaluation System

Performance management was introduced in 2022. It is designed mainly to drive individual performance and organizational effectiveness by aligning individual and company objectives and to set clear, fair and transparent expectations for success. Enabling and empowering all employees to develop their skills and be in line with professional advancement possibilities is an integral part of this process. Finally, the aim is to promote ongoing opportunities for employees and managers to exchange feedback on performance, milestones, development, and build stronger work relationships.

The process begins in January with goal setting and development planning. Two check-ins are scheduled over the course of the year. In November-December, an end-of-year review is carried out for performance assessment. The latter represents a key step in the career management of all our employees as it covers four main objectives:

●	// provides an accurate evaluation on employee’s progress and performance against annual goals;

●	// evaluates strengths and opportunity areas;

●	// enables self-reflection;

●	// rates overall performance.

Employee Engagement

During Q3 of 2022, we conducted a Companywide Engagement Survey as we want to hear everyone’s voice and understand their expectations. We want to build a culture where all our employees feel included, engaged, and motivated – a workplace where they can bring their best to make things happen and achieve our collective goals. Based on the survey’s feedback, we implemented various People & Talent programs with a focus on onboarding, talent management, performance, learning, internal communications, and company culture. Some examples include more enhanced benefits, our Performance Management Program, LinkedIn Learning, our toolkit for new hires, Employee Anniversary Rewards and community events.

To nurture employee engagement, we hold quarterly presentations with all employees presenting Company results, function updates, celebrate successes and open the floor to Q&As.

In Italy, community and team building events are organized to actively promote and strengthen the sense of belonging (Interparfums Italia’s birthday, Christmas and Easter dinners). The offices have been refurbished with a dining room for socializing and relaxing over complimentary coffee, tea and cookies. At Easter and Christmas, associations benefited from philanthropic funding by purchasing chocolate eggs (for AIL - Italian Association against Leukemia, Lymphoma and Myeloma) and Christmas cards and gift baskets (for ANT - Home Medical Care for Cancer Patients).

European Based Operations

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

Through regular information meetings on business developments and trends, employees are kept up-to-date on expectations of management and the market. The organization’s flexibility, largely made up of small teams, facilitates its continuous adaptation to all changes or evolving external conditions.

This sharing of the “Interparfums” spirit also entails a commitment to and understanding of its ethical values by each employee, the fulfillment of employees at work and compliance with good working conditions. This ethical commitment is formalized by a “Code of Good Conduct” to which each employee subscribes, and that is focused in particular on health, safety, discipline, risk management, preventing harassment, respecting individual freedoms, sensitive transactions, fraud and business confidentiality.

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

Women account for 74% of Interparfums SA’s workforce and 60% of management positions are occupied by women in 2023.

Since 2019, Interparfums SA has organized an annual disability awareness raising campaign. In 2021, employees were given an opportunity to participate in a role-playing workshop designed to give them a first-hand perspective of a person with a disability (hearing, visual, psychological, motor). Thanks to these opportunities for exchange, employees were able to talk about their possible impediments and share their views and experiences.

Through these awareness-raising campaigns and local support from the Human Resources teams, two employees were accorded the status of employees with disabilities through a specific procedure available in France for that purpose (Reconnaissance de la Qualité de Travailleur Handicapé or RQTH).

Interparfums SA also participates indirectly in promoting the employment of persons with disabilities and combating exclusion discrimination. The Company has chosen to use a sheltered work enterprise to package its perfume boxes and a global communications agency called “Les Papillons de Jour” to organize the European Week for the Employment of People with Disabilities (“EWPD”).

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

Profit-sharing

As required by French law, Interparfums SA maintains a statutory employee profit-sharing agreement, which represents an important component of compensation and motivation for all staff and reviewed every year.

Savings plan and pension plan

All employees of Interparfums SA benefit from a company savings plan which proposes several types of funds corresponding to the specific projects of each. Since 2017, it has adapted its plan by proposing an Interparfums stock ownership fund allowing employees to take advantage of the growth of Interparfums’ shares under favorable tax conditions. The amounts employees pay into this fund are supplemented by an important contribution from the Company.

In addition, a group retirement savings plan (Plan d’Epargne Retraite Collectif or “PERCOL”) is available to employees as a vehicle for preparing for their retirement and to which the Company contributes significantly. Employees also can transfer a portion of their unused annual vacation days into the Interparfums SA retirement savings plan.

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

We continuously review acquisition prospects that would complement our current product offerings, increase our size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. The financing, if available, for any of these acquisitions could significantly dilute our stockholders and/or result in an increase in our indebtedness. We may acquire or make investments in businesses or products in the future, and such acquisitions may entail numerous integration risks and impose costs on us, including:

●	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

●	diversion of management’s attention from our core business;

●	adverse effects on existing business relationships with suppliers and customers;

●	risks of entering markets in which we have no or limited prior experience;

●	dilutive issuances of equity securities;

●	incurrence of substantial debt;

●	assumption of contingent liabilities;

●	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets; and

●	incurrence of significant immediate write-offs.

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

The market for our products depends to a significant extent upon the value associated with trademarks and brand names that we license, use or own. We have licenses or other rights to use or own the material trademark and brand name rights in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold. Therefore, trademark and brand name protection are important to our business. Although most of the brand names we license, use or own are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The costs required to protect our trademarks and brand names may be substantial.

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

●	COVID-19 or New Pandemic and Economic Downturn

Although we weathered the COVID-19 pandemic and its effects to date, if this pandemic reemerges or another pandemic emerges, any pandemic may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The public health crisis caused by the COVID-19 pandemic, its variants and the measures being taken by governments, businesses, including us, our suppliers, our distributors, retailers and the public, to limit COVID-19’s spread, previously had certain negative impacts on our business. Any reemergence of COVID-19, or a new pandemic, could have certain negative impacts on our business, including but not limited to, the following:

●	Deteriorating economic and political conditions in certain of our major markets affected by such pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns could cause a decrease in demand for our products.

●	We may be required to record significant impairment charges with respect to noncurrent assets, including trademarks, licenses and other intangible assets whose fair values may be negatively affected by the effects of re-emergence of the COVID-19 pandemic or emergence of a new pandemic on our operations.

●	Considerable uncertainty remains regarding the potential re-emergence of COVID-19 variants, or emergence of new a new pandemic, including potential reinstatement of measures by various authorities and others in response to any such re-emergence or new pandemic emergence. As we continue to monitor potential COVID-19 variant or new pandemic developments, including the impacts on our consumers, customers and suppliers, we will take further measures as necessary to protect our business and our employees. Some of the actions we take could adversely impact our business, and there is no certainty that our actions will be sufficient to mitigate the risks and the impacts of a re-emergence of COVID-19 variants or new pandemic.

●	Actions we may take, or decisions on potential actions that we did not take, as a consequence of a resurgence of a COVID-19 variant pandemic or new pandemic emergence may result in claims or litigation against us.

The extent and potential short and long-term impact of a re-emergence of COVID-19 variants any other pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the outbreak, our customers’ willingness to travel and purchase our products, and the impact on our supply chain and the financial markets, all of which are highly uncertain and cannot be predicted.

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

A substantial portion of our European based operations’ net sales (over 50%) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a controlled program of risk management that includes the use of derivative financial instruments for all major currencies with which we operate. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, the European Union or other countries might also have a material adverse effect on our operating results.

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

The wars between Russia and Ukraine, and Israel and Hamas could adversely impact our business and financial results.

The wars between Russia and Ukraine, and Israel and Hamas have negatively impacted our operations to a limited degree to date. However, future impacts to our Company are difficult to predict due to the high level of uncertainty as to how these wars will evolve. Fuel supplies and supply chains increases, as well as retailers or consumers, could all be negatively impacted by these wars. Such negative impacts could have a material adverse effect on our net sales, earnings and cash flows.

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

Our fragrance products that are manufactured and marketed in Europe are also regulated as cosmetics and subject to EU Regulation 1223/2009, and after Brexit, the United Kingdom regulation of The UK Schedule 34 to the Product Safety and Metrology Regulation 2019. As of the date of this report, Interparfums products are in compliance with these regulations.

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

There continues to be an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning social impact and environmental matters. We are spending considerable time addressing social impact and sustainability matters, which are becoming more prominent issues for certain of our institutional shareholders. From time to time, we may announce certain initiatives, including goals and commitments, regarding environmental matters, packaging, responsible sourcing and corporate social responsibility. We could fail, or be perceived to fail, in our achievement of such initiatives, or in accurately reporting our progress on such initiatives. Such failures could be due to changes in distribution channels, new licenses or other acquisitions. Moreover, the standards by which corporate social responsibility is measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse effect on our business.

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

Despite significant inflationary pressures that started during 2022 and continued into 2023 affecting many aspects of our business, especially increase component costs and shipping, we were able to offset the effects of inflation during 2022 by increasing the prices of our products. Although we believe inflation will continue to be a major factor in 2024, a further increase in sales prices, if necessary, should help to mitigate its impact to some degree. However, we may not be able to continue increasing our prices indefinitely without causing a reduction in the number of consumers with sufficient disposable income to buy our certain of our fragrance products, which could have a material adverse effect on our business.

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

Our information systems and websites may be susceptible to outages, hacking and other cybersecurity risks.

We have information systems that support our business processes, including product development, production, marketing, order processing, sales, distribution, finance and intra-company communications. We also have Internet websites in the United States and Europe. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking, attacks and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, hacking, attacks and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity for our Company is conducted by our United States based operations and European based operations. For our United States based operations, our Information Technology department (“ITUS”) in New York, New York is in charge of our cybersecurity for offices in the United States, Italy, and other remote locations. For our European based operations, our Information Technology department (“ITEU”) in Paris, France is in charge of our cybersecurity for offices in France, and other remote locations. Each of ITUS and ITEU report to their respective segment Chief Executive Officers, Messrs. Madar for ITUS and Benacin for ITEU, who are also directors of our Company. Any material issues of cybersecurity would then be reported to our board of directors. As of the date of this report, we have not had any material cybersecurity incidents.

Both departments have established strict security rules for infrastructure, application and limitations on access rights. New employees are instructed on aspects of cybersecurity, and reminders for safe internet access are periodically sent. Access to our networks for former employees and contractors is immediately revoked upon severance of association, and any hardware such as laptops, company phones, access keys are returned. Each department has also installed equipment and tools to protect and update against the risks of intrusions, cyberattacks, and system obsolescence. Various applications and methods to manage our cybersecurity include, but not limited to, use of EDI (electronic digital interface) for receiving orders, fire walls, virtual private network, antivirus software, encryption, and requiring two factor authentication for remote access after business hours. Redundancy is important as data is routinely backed up daily.

In addition, Interparfums SA has adopted an IT Charter that defines the rights and obligations of employees and users of their information system, to ensure that the information technology resources are used in a secure environment complying with the procedures of internal control, and regularly performs penetration testing. Beginning in January 2024, Interparfums SA commenced enrolling all employees of Interparfums SA in cybersecurity training. United States based operations provides specific user IDs, and employees are instructed to set up passwords that are not easy to guess, keep passwords confidential, and immediately change such employee’s password if such employee believes it has been compromised. All desktop and laptop computers must be password protected and must be changed every 90 days. In addition, employees must not knowingly input erroneous, fraudulent, fictitious or otherwise inappropriate data into any application/system and report any suspicious activity to ITUS. Company employees are prohibited from downloading any files or software for personal use, and not create any independent data connections from Company offices that attempt to sidestep the Company’s network security policy or mechanisms.

Neither United States based operations nor European based operations sells directly to retail consumers, which diminishes to some degree, but does not preclude, the likelihood of third party access to our data.

Item 2. Properties

United States Based Operations

We maintain our corporate headquarters and United States based operations in approximately 32,000 square feet with a term that expires on December 31, 2029, and have been at the same location in New York City since 1992. We also have a 140,000 square foot distribution center in New Jersey, and this lease expires on October 31, 2025. In October 2021 we leased office space in Florence, Italy for a 6-year term with an option for an additional 6 years for Interparfums Italia Srl, and office space in Paris, France. We also maintain a distribution center in Liscate, Italy. In 2023 we obtained small, leased space for our new sales subsidiaries in Dubai and Switzerland, in addition to maintaining a leased sales office in Hong Kong.

 European Based Operations

Since March 2022, our European based operations have maintained their corporate headquarters at 10 rue de Solférino in the 7th arrondissement of Paris. This is an office complex combining three buildings connected by two inner courtyards and consists of approximately 40,000 total sq. ft. United States distribution operations for European based operations maintain their headquarters in New York City, with a lease that expires in May 2029. During 2022, we also purchased several small apartments at 96 rue de l’Université, Paris adjacent to the main office complex and have converted them into additional offices. A small office is located in Singapore for Asia-Pacific distribution by European based operations.

In addition, European based operations maintain an approximately 37,000 square meters (approximately 398,265 square feet) distribution center located in Criquebeuf sur Seine, France, with a term that expires May 2027 and an option to extend the term for an additional two years. Interparfums SA also has several agreements for warehousing and distribution services which are renewed on an annual basis, as well as one with a service provider that expires in 2024. Fees for such services are partially calculated based upon a percentage of sales, which is customary in the industry.

We believe our office and warehouse facilities are satisfactory for our present needs and those for the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any material lawsuits.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Market for Our Common Stock

Our Company’s common stock, $.001 par value per share, is traded on The Nasdaq Global Select Market under the symbol “IPAR”. The following table sets forth, in dollars, the range of high and low closing prices for the past two fiscal years for our common stock.

Fiscal 2023	High Closing Price	Low Closing Price
Fourth Quarter	147.71	121.48
Third Quarter	150.70	129.06
Second Quarter	157.59	125.60
First Quarter	143.87	96.65

Fiscal 2022	High Closing Price	Low Closing Price
Fourth Quarter	99.35	74.26
Third Quarter	86.78	70.02
Second Quarter	89.45	64.74
First Quarter	106.82	80.22

As of February 9, 2024, the number of record holders, which include brokers and broker nominees, etc., of our common stock was 25. We believe there are approximately 47,503 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index, the average performance the Company’s peer group for the year ended December 31, 2022 (the “2022 Peer Group”), and the average performance of the Company’s peer group for the year ended December 31, 2023 (the “2023 Peer Group”). The 2022 Peer Group consists of CCA Industries, Inc., Colgate-Palmolive Co., Estée Lauder Companies, Inc., Kimberly Clark Corp., Natural Health Trends Corp., Procter & Gamble Co., Revlon, Inc., Stephan Co., Summer Infant, Inc. and United Guardian, Inc. The 2023 Peer Group also includes Estée Lauder Companies, Inc. and Procter & Gamble Co. and replaces all other companies with e.l.f. Beauty, Inc., Coty Inc., L’Oréal SA, LVMH Moët Hennessy Louis Vuitton, Natura &Co Holding SS, Olaplex Holdings, Inc., and Shiseido Co Ltd. The Company changed its peer group in order to reflect the current competitive landscape in our industry more accurately. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Inter Parfums, Inc., the NASDAQ Composite Index,
2022 Peer Group and 2023 Peer Group

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Below is the list of the data points for each year that corresponds to the lines on the above graph.

	12/18	12/19	12/20	12/21	12/22	12/23

Inter Parfums, Inc.	100.00	112.73	94.40	168.99	156.49	237.77
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
2022 Peer Group	100.00	137.57	160.49	193.85	173.59	161.94
2023 Peer Group	100.00	142.28	167.60	202.03	171.31	168.21

Dividends

In February 2021, our Board of Directors authorized an annual dividend of $1.00 per share, payable quarterly. In February 2022, our Board of Directors authorized a 100% increase in the annual dividend to $2.00 per share and in February 2023 the Board of Directors increased the annual dividend to $2.50 per share. Just recently, in February 2024, the Board of Directors further increased the annual dividend to $3.00 per share. The next quarterly cash dividend of $0.75 per share is payable on March 29, 2024, to shareholders of record on March 15, 2024.

Item 6.   [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of prestige fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European based operations through our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext.

We produce and distribute our European based fragrance products primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 65%, 68% and 75% of net sales for 2023, 2022 and 2021, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lanvin, Moncler, Montblanc, Rochas, S.T. Dupont and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. In addition, our exclusive and worldwide license for the production and distribution of Lacoste brand perfumes and cosmetics became effective in January 2024.

Through our United States based operations, we also market fragrances and fragrance related products. United States based operations represented 35%, 32% and 25% of net sales in 2023, 2022 and 2021, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan, DKNY, Emanual Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta, and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Jimmy Choo, Montblanc, Coach, GUESS, Donna Karan/DKNY and Ferragamo brand names. This diversified portfolio of top brands represented 73%, 71% and 66% of total sales in 2023, 2022, and 2021, respectively.

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2023	2022	2021
Jimmy Choo	17%	18%	18%
Montblanc	17%	18%	19%
Coach	15%	15%	16%
GUESS	12%	12%	12%
Donna Karan/DKNY	7%	3%	—
Ferragamo	5%	5%	1%

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We primarily sell directly to retailers in France, the United States, and Italy.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, through new licenses, or other arrangements or outright acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling, as well as by phasing out underperforming products, so we can devote greater resources to those products with greater potential. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year. The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because over 50% of net sales of our European based operations are denominated in U.S. dollars, while almost all costs of our European based operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Impact of COVID-19 Pandemic

Please see our discussion of the Impact of the COVID-19 Pandemic, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this 2023 Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 3 to the Consolidated Financial Statements contained in this 2023 Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

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

Long-Lived Assets

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 10.39%. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

At December 31, 2023 indefinite-lived intangible assets aggregated $108.8 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2023 assuming all other assumptions remained constant:

$ in millions	Change	Increase (decrease) to fair value
Weighted average cost of capital	+10%	$4.4
Weighted average cost of capital	-10%	$31.8
Future sales levels	+10%	$33.3
Future sales levels	-10%	$7.5

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

In determining the useful life of our Lanvin brand names and trademarks, we applied the provisions of ASC topic 350-30-35-3. The only factor that prevented us from determining that the Lanvin brand names and trademarks were indefinite lived intangible assets was Item c. “Any legal, regulatory, or contractual provisions that may limit the useful life.” The existence of a repurchase option originally in 2025 and amended to 2027, may limit the useful life of the Lanvin brand names and trademarks to the Company. However, this limitation would only take effect if the repurchase option were to be exercised and the repurchase price was paid. If the repurchase option is not exercised, then the Lanvin brand names and trademarks are expected to continue to contribute directly to the future cash flows of our Company and their useful life would be considered to be indefinite.

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

Quantitative Analysis

During the three-year period ended December 31, 2023, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2023, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.7 million and selling, general and administrative expenses would have changed by approximately $0.1 million. The collective impact of these changes on 2023 operating income, net income attributable to Inter Parfums, Inc., and net income attributable to Inter Parfums, Inc. per diluted share would be an increase or decrease of approximately $0.6 million, $0.3 million and $0.01, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2023	% Change	2022	% Change	2021
European based product sales	$861.9	16%	$744.0	12%	$663.2
United States based product sales	455.8	33%	342.7	58%	216.4
Total net sales	$1,317.7	21%	$1,086.7	24%	$879.6

Net sales in 2023 increased 21% compared to 2022. At comparable foreign currency exchange rates, net sales increased 20% in 2023, as compared to 2022, of which 5% is related to new brands. The average dollar/euro exchange rate for 2023 was 1.08 compared to 1.05 in 2022.

For European based operations, our largest brands, Jimmy Choo, Montblanc, and Coach grew 2023 sales by 19%, 15% and 25%, respectively, as compared to 2022. There were also significant gains made by our mid-sized brands, including Van Cleef & Arpels, Rochas, and Karl Lagerfeld. The year-over-year gains, in both euro and dollars, are all the more impressive considering our new product pipeline was dominated by flankers and extensions. The increase was also driven by the continued success of our established lines including Jimmy Choo I Want Choo, Montblanc Legend, Coach Woman, and Coach Man.

Sales by our United States based operations grew substantially in 2023, up 33%, as compared to 2022, largely from the continued success of GUESS fragrances, which performed exceedingly well during the quarters across all geographies, and was up 23% in 2023 as compared to 2022. This was driven by the continued growth in sales of the Seductive line within GUESS. The increase was also driven by the addition and extension of Donna Karan and DKNY to our portfolio. These two sister fragrance groups have climbed to become our second largest United States based brand in just one year under our expertise. We also had strong sales of Ferragamo fragrances, which we have enriched with sister scents for the Signorina and Storie di Seta collections. There were also gains made by our mid-sized brands, Oscar de la Renta Abercrombie & Fitch, and Hollister. In the second half of the year, we successfully completed Phase 1 of the Abercrombie & Fitch Fierce distribution roll-out.

We are confident in our future as 2024 has many exciting developments for the Company. We transitioned to a new modern enterprise resource planning system (“ERP”) for our United States based operations, which has enabled us to operate more efficiently and offer more scale to absorb our newer brands. Distribution of Roberto Cavalli and Lacoste products, our newly acquired licenses, have begun in the first quarter. A new blockbuster fragrance line for Lacoste, and a new flanker for Roberto Cavalli Signature are planned to launch in the second half of 2024. We also have a solid line-up of new product launches in the pipeline for many of our existing brands. This includes the Phase 2 distribution roll-out of Abercrombie & Fitch Fierce in the first quarter, a roll out of the Donna Karan Cashmere Collection in the first quarter, a new DKNY blockbuster in the third quarter, a launch of a new GUESS fragrance in the second quarter, as well as an Uomo flanker in the third quarter. Extensions of Jimmy Choo I Want Choo, Montblanc Legend, and Coach Dreams, are set to debut throughout the year. Brand extensions and flankers are also in the works for Ferragamo, MCM, Abercrombie & Fitch, Hollister, Anna Sui, Emanuel Ungaro, and Oscar de la Renta. In sum, 2024 has all the earmarks of another strong year as the growth catalysts, such as the rebound of the travel retail business in Asia, currently far outweigh the headwinds, most notably supply chain disruptions that have largely abated.

As in the past, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. However, we have no certainty that any new license or acquisition agreements will be consummated.

Net Sales to Customers by Region

	Years ended December 31,
	2023	2022	2021
	(in millions)

North America	$511.7	$421.0	$346.9
Western Europe	301.2	259.2	202.0
Asia	191.8	163.6	135.2
Middle East	107.3	87.8	61.0
Eastern Europe	103.2	74.2	69.7
Central and South America	92.7	69.9	56.4
Other	9.8	11.0	8.4
	$1,317.7	$1,086.7	$879.6

Our largest market, North America, achieved sales growth of 22% in 2023 compared to 2022, followed by Western Europe and Asia where sales grew by 16% and 17% in 2023, respectively, compared to 2022. Middle East, Eastern Europe, and Central and South America also achieved top line growth of 22%, 39% and 33% in 2023, respectively, compared to 2022. Additionally, our travel retail business is continuing to show signs of renewed life.

Gross Profit Margin

	Years ended December 31,
	2023	2022	2021
	(in millions)
European based operations:
Net sales	$861.9	$744.0	$663.2
Cost of sales	282.6	236.9	221.2
Gross margin	$579.3	$507.1	$442.0
Gross margin, as a percent of net sales	67.2%	68.2%	66.6%

United States based operations:
Net sales	$455.8	$342.7	$216.4
Cost of sales	196.0	155.4	101.5
Gross margin	$259.8	$187.3	$114.9
Gross margin, as a percent of net sales	57.0%	54.7%	53.1%

The Company’s gross margin percentage was 63.7% in 2023 as compared to 63.9% in 2022. The slight decrease in gross margin percentage was driven by unfavorable segment mix as well as certain one-time expenses related to inventory as discussed further below. Overall, the Company’s pricing actions have broadly compensated for cost inflation impacts.

For European based operations, gross profit margin as a percentage of net sales was 67.2%, 68.2% and 66.6% in 2023, 2022 and 2021, respectively. We carefully monitor movements in foreign currency exchange rates as over 50% of our European based operations net sales is denominated in U.S. dollars, while most of our costs are incurred in euro. From a margin standpoint, a strong U.S. dollar has a positive effect on our gross margin while a weak U.S. dollar has a negative effect. The average dollar/euro exchange rate was 1.08 in 2023, 1.05 in 2022, and 1.18 in 2021. The weaker dollar in 2023 resulted in a decline in our gross margin. This decline was partially offset as distribution in the United States for European based operations is handled by a 100% owned subsidiary of Interparfums SA based in the United States. Therefore, sales are made at a wholesale price rather than at an ex-factory price, resulting in higher gross margins. Net sales of our United States based distribution subsidiary increased 14% in 2023, as compared to 2022, leading to favorable mix and helping to further offset the gross margin decline. The decline was also driven by an increase in inventory reserves made during 2023 related to certain underperforming brands. As the Company experienced long lead times in obtaining and building inventory during the COVID-19 Pandemic, high levels of inventory investments were required to protect service levels. Excluding these one-time adjustments, gross margin as a percentage of sales for European based operations would be in line with the prior period, driven by increases in pricing and product mix, offset by cost inflation.

For United States based operations, gross profit margin was 57.0%, 54.7% and 53.1% in 2023, 2022 and 2021, respectively. The significant margin expansion stems from a number of factors. Firstly, for the most part, the price increases we took in early 2023 weren’t fully offset by a higher cost of goods given our cost containment efforts. Secondly, we are seeing favorable brand and channel mix, as a larger portion of our higher priced fragrances are being sold directly to retailers as opposed to third-party distributors. Lastly, the significant increase in sales in 2023 allowed us to better absorb fixed expenses such as depreciation and point of sale expenses, as compared to the prior year.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales, and aggregated $52.3 million, $43.1 million and $36.9 million in 2023, 2022 and 2021, respectively, and represented 4.0%, 4.0% and 4.2% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which aggregated $14.2 million, $15.8 million and $10.0 million in 2023, 2022 and 2021, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of sales.

Selling, General & Administrative Expenses

	Years ended December 31,
	2023	2022	2021
	(in millions)
European based operations
Selling, general & administrative expenses	$406.6	$358.3	$327.5
Selling, general & administrative expenses as a percent of net sales	47.2%	48.2%	49.4%

United States based operations
Selling, general & administrative expenses	$181.1	$134.0	$79.0
Selling, general & administrative expenses as a percent of net sales	39.7%	39.1%	36.5%

The Company’s selling, general and administrative expenses as a percentage of nets sales were 44.6%, 45.3% and 46.2% in 2023, 2022 and 2021, respectively. This decrease was largely driven by sales growth during 2023 and 2022 allowing for better absorption of fixed operating costs, and favorable segment mix.

For European based operations, selling, general and administrative expenses increased 13% and 9% in 2023 and 2022, respectively, as compared to the corresponding prior year period, and represented 47.2%, 48.2% and 49.4% of net sales in 2023, 2022 and 2021, respectively. As discussed in more detail below, these fluctuations, which are in line with the fluctuations in sales for European operations, are primarily from variations in promotion and advertising expenditures. For United States based operations, selling, general and administrative expenses increased 35% and 70% in 2023 and 2022, respectively, as compared to the corresponding prior year period and represented 39.7%, 39.1% and 36.5% of net sales in 2023, 2022 and 2021, respectively. As discussed in more detail below, these fluctuations, which are in line with the fluctuations in sales for United States based operations, are primarily from variations in promotion and advertising expenditures. Additionally, the United States based operations increased expenses related to salaries and benefits as we build the organization and infrastructure to support our new brands and future growth. The increase related to these structural and personnel investments began throughout 2022 and had full year impact in 2023 of $7.8 million.

Promotion and advertising included in selling, general and administrative expenses aggregated $259.9 million, $212.4 million and $171.1 million in 2023, 2022 and 2021, respectively. Promotion and advertising represented 19.7%, 19.5% and 19.5% of net sales in 2023, 2022 and 2021, respectively. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have had a beneficial effect on sales. All of our brands have benefitted from newly launched and enhanced e-commerce sites in existing markets in collaboration with our retail customers on their e-commerce sites. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. Long term, we anticipate that on a full year basis, promotion and advertising expenditures should aggregate approximately 21% of net sales, which is in line with pre-COVID historical averages.

Royalty expense included in selling, general and administrative expenses aggregated $103.8 million, $87.0 million and $68.9 million in 2023, 2022 and 2021, respectively. Royalty expense represented 7.9%, 8.0% and 7.8% of net sales in 2023, 2022 and 2021, respectively, due to changes in brand mix.

Service fees, which are fees paid within our European based operations to third parties relating to the activities of our distribution subsidiaries, aggregated $11.0 million, $7.9 million and $9.4 million in 2023, 2022 and 2021, respectively. The amounts are in line with and directly related to fluctuations in sales within our U.S. distribution subsidiary.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 19.1%, 17.9% and 16.8% for the years ended December 31, 2023, 2022 and 2021, respectively.

Other Income and Expenses

Interest expense is primarily related to the financing of brand and licensing acquisitions. The increase in interest expense in 2023 is related to prior year acquisitions. In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a $55.3 million (€50 million) four-year loan agreement. The loan agreement bears interest at EURIBOR-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. Additionally, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year approximately $132.6 million (€120 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately $88.4 million (€80 million) of the variable rate debt was swapped for fixed interest rate debt with a maximum interest rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%. Long-term debt including current maturities aggregated $157.5 million, $180.0 million and $148.8 million as of December 31, 2023, 2022 and 2021, respectively.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Over 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in each 2023, 2022, and 2021.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments. As of December 31, 2023, short-term investments include approximately $9.4 million of marketable equity securities of other companies in the luxury goods sector. In the first quarter of 2023, the Company sold marketable securities which generated a gain of $3.1 million. The Company purchased additional marketable securities in the second and third quarter of 2023, which generated unrealized losses of $0.3 million during 2023. Overall the increases in interest rates led to higher net interest expenses. These increases in interest expense combined with losses on foreign currency were partially offset by the gains on marketable securities.

Income Taxes

Our consolidated effective tax rate was 24.8%, 22.2% and 27.1% in 2023, 2022 and 2021, respectively.

The effective tax rate for European based operations was 27.3%, 25.2% and 30.6% in 2023, 2022 and 2021, respectively. The French Government voted the reduction of the French corporate income tax rate from approximately 33% to 25% over a three-year period resulting in the decrease in rate from 2021 to 2022. Our effective tax rate in 2023 differs from the 25% statutory rate due to a one-time tax assessment of € 2.8 million ($3.1 million) included in tax expense as the result of a tax audit conducted for the 2020 and 2021 tax years.

The effective tax rate for United States based operations was 19.3%, 13.8% and 15.6% in 2023, 2022 and 2021, respectively. Our effective tax rate differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes. Additionally, in the third quarter of 2022, our United States based operations recognized a one-time tax benefit of $2.5 million associated with the 2021 Salvatore Ferragamo acquisition. At the time of the acquisition, we had not recognized deferred tax benefits as there were uncertainties concerning its potential recoverability; however, as of September 30, 2022, recoverability was deemed likely. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in the jurisdictions where we operate.

The Company has determined that it has no tax liability related to global intangible low-taxed income (“GILTI”) as of December 31, 2023, 2022 and 2021. The Company also estimated the effect of its foreign derived intangible income (“FDII”) and recorded a tax benefit of $2.4 million, $1.5 million and $0.6 million as of December 31, 2023, 2022 and 2021, respectively. Share-based compensation resulted in a discrete tax benefit of $1.2 million, $0.8 million and $1.3 million in 2023, 2022 and 2021, respectively.

Net Income

	Year ended December 31,
	2023	2022	2021
	(In thousands)

Net income attributable to European based operations	$123,994	$107,292	$80,670
Net income attributable to United States based operations	63,782	43,745	29,357
Net income	187,776	151,037	110,027
Less: Net income attributable to the noncontrolling interest	35,122	30,099	22,616
Net income attributable to Inter Parfums, Inc.	$152,654	$120,938	$87,411

Net income attributable to Inter Parfums, Inc. was $152.7 million, $120.9 million and $87.4 million in 2023, 2022 and 2021, respectively.

Net income attributable to European based operations was $124.0 million, $107.3 million and $80.7 million in 2023, 2022 and 2021, respectively, while net income attributable to United States based operations was $63.8 million, $43.7 million and $29.4 million in 2023, 2022 and 2021, respectively. The significant fluctuations in net income for both European and United States based operations are directly related to the previous discussions relating to changes in sales, gross profit margins, selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 28.1%, 27.9% and 28.0% of European based operations net income in 2023, 2022 and 2021, respectively. Net profit margins attributable to Inter Parfums, Inc. aggregated 11.6%, 11.1% and 9.9% in 2023, 2022 and 2021, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of December 31, 2023, we had $182.8 million in cash and cash equivalents and short-term investments, most of which are held in euro by our European based operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments. As of December 31, 2023, short-term investments include approximately $12.9 million of marketable equity securities.

As of December 31, 2023, working capital aggregated $514 million, and we had a working capital ratio of 2.6 to 1. Approximately 78% of the Company’s total assets are held by European based operations, and approximately $255 million of trademarks, licenses and other intangible assets are also held by European based operations.

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2039. In connection with most of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments in this annual report on Form 10-K. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2023, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In July 2023, we entered into a global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Roberto Cavalli brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect in July 2023, and began shipping products in February 2024.

In December 2022, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Lacoste brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This new license took effect and products have started to ship in January 2024.

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

In October 2021, we closed a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. The license became effective in October 2021 and will last for 10 years with a 5-year optional term, subject to certain conditions. With respect to the management and coordination of activities related to the license agreement, the Company is operating through a wholly-owned Italian subsidiary based in Florence, that was acquired from Salvatore Ferragamo on October 1, 2021. The acquisition together with the license agreement was accounted for as an asset acquisition. The total cost of the assets acquired net of liabilities assumed aggregated approximately $35.8 million. In connection with this acquisition, we agreed to pay $17.0 million in equal annual installments of $1.7 million including interest imputed at 2.0%.

Cash provided by operating activities aggregated $105.8 million, $73.0 million, and $119.6 million in 2023, 2022 and 2021, respectively. In 2023, working capital items used $102.0 million in cash from operating activities, as compared to $107.7 million in 2022 and $13.7 million in 2021. Although, from a cash flow perspective, accounts receivable is up 19% from year-end 2022, the balance is reasonable based 2023 record sales levels and reflects a strong collection activity as day’s sales outstanding decreased slightly to 60 days in 2023, as compared to 64 days and 61 days in 2022 and 2021, respectively. From a cash flow perspective, inventory levels are up 25% from year-end 2022. Inventory days on hand increased to 249 days in 2023, as compared to 231 days in 2022, and 208 days in 2021 as we have built up inventory related to the newly acquired licenses for Lacoste and Roberto Cavalli which began shipping to customers in 2024.

Cash flows provided by investing activities in 2023 reflect the purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than three months, marketable equity securities and other contracts. At December 31, 2023, approximately $2.2 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Furthermore, in December 2023, the second installment payment to Lacoste related to the acquisition of the Lacoste trademark in 2022 for $43.3 million (€40 million) was made.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Cash flows used in financing activities in 2023 reflect issuances and repayment of debt, purchases of treasury shares, and payment of dividends to stockholders.

In December 2022, to finance Interparfums SA’s acquisition of the Lacoste trademark, Interparfums SA entered into an approximately $55.3 million (€50 million) four-year loan agreement. The loan agreement bears interest at EURIBOR-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

In April 2021, Interparfums SA completed the acquisition of its headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft. The $142 million purchase price is in line with market value and includes the complete renovation of the site. As of December 31, 2023, $154 million of the purchase price, including approximately $3.1 million of acquisition costs, is included in building, equipment and leasehold improvements on the accompanying consolidated balance sheet. As of December 31, 2023, there was no cash held in escrow included in property, equipment and leasehold improvements on the accompanying consolidated balance sheet. In addition, Interparfums SA borrowed $17.0 million pursuant to a short-term loan equal to the VAT credit, and in July 2021, the $17.0 million VAT credit was reimbursed by the French Tax Authorities and the loan was repaid. The acquisition was financed by a 10-year €120 million (approximately $132.6 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2023, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2023 consist of a $25.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $8 million in credit lines provided by a consortium of international financial institutions. Balances due from short-term borrowings totaled $4.4 million and $0 million as of December 31, 2023 and 2022, respectively.

In December 2022, our Board of Directors authorized a share repurchase program for our outstanding common stock. During 2023, the Company repurchased 116,860 shares at a cost of $15.4 million. These shares are classified as treasury shares on the accompanying consolidated balance sheet. In February 2024, our Board of Directors authorized the Company to continue repurchasing up to 130,000 shares throughout 2024.

In February 2021, our Board of Directors authorized an annual dividend of $1.00 per share, payable quarterly. In February 2022, our Board of Directors authorized a 100% increase in the annual dividend to $2.00 per share and in February 2023 the Board of Directors increased the annual dividend to $2.50 per share. Just recently, in February 2024, the Board of Directors further increased the annual dividend to $3.00 per share. The next quarterly cash dividend of $0.75 per share is payable on March 29, 2024, to shareholders of record on March 15, 2024. Dividends paid, including dividends paid once per year to noncontrolling stockholders of Interparfums SA, aggregated $100.3 million, $79.8 million and $41.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The cash dividends to be paid in 2024 are not expected to have any significant impact on our financial position.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2023 as they were either offset by price increases we passed onto our respective customers or operating efficiencies.

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

As of December 31, 2023, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $61.0 million and GB £2.5 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Inter Parfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent auditor, Mazars USA LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. This report appears on page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Inter Parfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA
Michel Atwood	Director and Chief Financial Officer
Philippe Santi	Director and Executive Vice President of Interparfums SA
François Heilbronn	Director
Robert Bensoussan	Director
Veronique Gabai-Pinsky	Director
Gilbert Harrison	Director
Gerard Kappauf	Director
Frederic Garcia-Pelayo	Executive Vice President and Chief Operating Officer of Interparfums SA

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

Board of Directors

Our board of directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the board of directors are kept informed of our business by various reports and documents made available to them. Our board of directors held 19 meetings (or executed consents in lieu thereof), including meetings of committees of the full board of directors during 2023, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full board of directors and committees of which they were a member. Our board of directors presently consists of nine (9) directors.

We have adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, as well as other persons performing similar functions and all employees, applicable, and we agree to provide to any person without charge, upon request, a copy of our Code of Conduct. Any person who requests a copy of our Code of Conduct should provide their name and address in writing to: Inter Parfums, Inc., 551 Fifth Avenue, New York, NY 10176, Att.: Shareholder Relations. In addition, our Code of Conduct is also maintained on our website, at www.interparfumsinc.com.

During 2023, our board of directors had the following standing committees:

●	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our company which prepare or issue audit reports for our company. During the first 9 months of 2023, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. In September 2023, Mr. Choël retired, and was replaced by Mr. Robert Bensoussan. The charter of the Audit Committee is posted on our Company’s website.

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

●	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our Company’s executives and administers our company’s stock option plans. During the first 9 months of 2023, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. Following the election of directors at the 2023 annual meeting, Robert Bensoussan replaced Mr. Choël on the Executive Compensation and Stock Option Committee. The charter of the Executive Compensation and Stock Option Committee is posted on our company’s website.

●	Nominating Committee – During the first 9 months of 2023, this committee consisted of Messrs. Heilbronn and Choël, and Ms. Gabai-Pinsky. Following the election of directors at the 2023 annual meeting, Robert Bensoussan replaced Mr. Choël on this committee. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management’s slate of directors for vote of the Corporation’s stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our Company’s website.

We have adopted a board diversity policy, which was revised in early 2024. This policy provides that the selection of candidates for appointment to our board will be based on an overriding emphasis on merit, but the Nominating Committee will seek to fill board vacancies by considering candidates that bring a diversity of background and industry or related expertise to our board. The Nominating Committee is to consider an appropriate level of diversity having regard for factors such as skills, business and other experience, education, gender, age, ethnicity and geographic location. A copy of the board diversity policy is posted on our company’s website. In addition, Nasdaq has adopted a Board Diversity Rule, which requires Nasdaq listed companies to publicly disclose board-level diversity statistics using a standardized template. By the 2025 annual meeting, we will be required to disclose whether or not we have two directors that are diverse under the applicable Nasdaq rule, and if not, then why not. We do not foresee any issue in complying with Nasdaq Board Diversity Rule at this time.

Nasdaq Board Diversity

As required by the Nasdaq Diversity Rule, the board of directors of our company presently has one (1) member who self-identifies as a female and white, and one (1) male member who identifies as Hispanic and white (two or more races or ethnicities), which is in compliance with the Nasdaq Board Diversity rule. Below is the Nasdaq Board Diversity Matrix, which shows the gender identity and demographic background of our board of directors as they have self-identified.

Board Diversity Matrix for	INTER PARFUMS, INC.
	As of July 18, 2023				As of February 12, 2024
Total Number of Directors	10				9
Gender Identity	Female	Male	Non- Binary	Did Not Disclose Gender	Female	Male	Non- Binary	Did Not Disclose Gender

Directors	1	9	0	0	1	8	0	0
Part II: Demographic Background
African American or Black	0	0	0	0	0	0	0	0
Alaskan Native or Native American	0	0	0	0	0	0	0	0
Asian	0	0	0	0	0	0	0	0
Hispanic or Latinx	0	0	0	0	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0	0	0	0	0
White	1	8	0	0	1	6	0	0
Two or More Races or Ethnicities*	0	1	0	0	0	1	0	0
LGBTQ+	0				0
Did Not Disclose Demographic Background	0				1

*One director self-identified as both “White” and “Hispanic or Latinx”.

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our company for at least the past five years.

Jean Madar

Jean Madar, age 63, a Director, has been the Chairman of the Board since our Company’s inception, and is a co-founder of our Company with Mr. Philippe Benacin. From inception until December 1993, he was the President of our Company; in January 1994, he became Director General of Interparfums SA, our Company’s subsidiary; and in January 1997, he became Chief Executive Officer of our Company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC), the prestigious French business school, in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Philippe Benacin

Mr. Benacin, age 65, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of our Company and Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC), the prestigious French business school, in 1983. In June 2014 Mr. Benacin was elected as a member of the Supervisory Board of Vivendi, and Chairman of its Corporate Governance, Nominations and Remuneration Committee. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our board of directors.

Michel Atwood

Mr. Atwood, age 54, became our Chief Financial Officer on September 6, 2022, succeeding Mr. Russell Greenberg, the former Chief Financial Officer, who retired on that same date. Mr. Atwood was first elected to our Board of Directors at the 2022 Annual Meeting held in September 2022.

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

Philippe Santi

Philippe Santi, age 62, and a Director since December 1999, is the Executive Vice President of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, was the Chief Financial Officer of Interparfums SA beginning in February 1995 until November 2023. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European based operations, render him qualified to serve as a member of our board of directors.

Francois Heilbronn

Mr. Heilbronn, age 63, a Director since 1988, an independent director and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d’ Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our board of directors.

Robert Bensoussan

Mr. Robert Bensoussan, age 66, has been a Director since March 1997 and is also an independent director. Mr. Bensoussan founded Sirius Equity Consultants, a retail and branded luxury goods investment company. To date, Mr. Bensoussan remains an investor in Hapy Sweet Bee Ltd, natural health food product.

He is a member of the Advisory Board of Pictet Bank Premium Brands Fund and sits on the board of Yonderland, Europe’s largest premium outdoor retailer.

Previously Mr. Bensoussan was a director of, and had an indirect ownership interest in, J. Choo Limited until July 2011, and was CEO from 2001 to 2007, and was a member of the Board of Jimmy Choo Ltd, from 2001 to 2011, which had been a privately held luxury shoe wholesaler and retailer. He was previously Chairman of Camaïeu, the French retail conglomerate, a board member of Celio International, the French retail conglomerate and Vivarte representing the GLG hedge fund. In the latter part of 2019, Mr. Bensoussan resigned after 6 years as the only non-North American board member of Lululemon Athletica Inc. Following the successful sale in 2021, Mr Bensoussan stepped down from the board of Feelunique.com, one of Europe’s largest online beauty retailers after serving for 9 years. Mr. Bensoussan served on the board of SNS, a prominent aspirational streetwear and entertainment hub in addition to serving on the board of Pronovias, the worldwide leader of wedding dresses.

We believe Mr. Bensoussan is qualified to serve as a member of our board of directors due to his business and financial acumen and his experience in the retail and branded luxury goods market.

 Veronique Gabai-Pinsky

Ms. Gabai-Pinsky, age 58, was elected for the first time to our board in September 2017. She became a director of Interparfums, SA in April 2017. She is currently operating a startup specialty fragrance business, and a director of Lifetime Brands (Nasdaq: LCUT), which is in the home goods business. She was President of Vera Wang Group from January 2016 through June 2018, after a year of consulting with the company and she oversaw all product categories and markets. Prior to joining Vera Wang, from 2006 to December 2014, Ms. Gabai-Pinsky was the Global President for Aramis and Designers Fragrances as well as Beauty Bank and Idea Bank at The Estée Lauder Companies, reporting to the Chief Executive Officer of such company. During her tenure, Ms. Gabai-Pinsky developed and ensured the growth of several beauty and skin care brands, including Lab Series for Men. She was highly instrumental in the evolution of the fragrance category for such company, as she improved its overall business model, globally grew brands such as Donna Karan and Michael Kors, evolved and harmonized the portfolio, divested dilutive brands and brought in Tory Burch, Zegna and Marni under licenses. She ultimately actively participated in the acquisitions of Le Labo, Frederic Malle, and By Kilian and assisted in the transformation of the long-term strategic direction of such company.

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

Gilbert Harrison

Mr. Harrison, age 83, an independent director, was appointed to our board in April 2018. Mr. Harrison has more than 50 years of experience in corporate finance and strategic transactions, specializing in the consumer products space. He began his career in 1965 practicing corporate and securities law in New York and Philadelphia. In 1971 he founded Financo, which he grew to become one of the leading independent middle market transaction firms in the country. In 1985, Financo was acquired by Lehman Brothers, where the firm’s primary efforts were focused on increasing its expertise in retail, apparel and other merchandising transactions of all types. At Lehman, Mr. Harrison was Chairman of the Merchandising Group and on the firm’s Investment Banking Operating Committee while continuing as Chairman of Financo, which was renamed the Middle Market Group of Lehman. In 1989, he re-acquired Financo from Lehman, re-establishing Financo as one of the leading investment banking firms handling transactions and providing strategic advice in connection with merchandising companies. Mr. Harrison retired as Chairman of Financo in December of 2017, after which he formed the Harrison Group, a firm that provides consulting and financial advisory services to merchandising and products companies.

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

Mr. Harrison received a Bachelor of Science in Economics from The Wharton School of The University of Pennsylvania in 1962 and his Juris Doctor from The University of Pennsylvania Law School in 1965. He is also Chairman Emeritus of the Fashion Division of UJA, Treasurer and a Board member of the Southampton Hospital, a retired Director of the Peggy Guggenheim Collection, and former Board member of the Wharton School of the University of Pennsylvania. We believe Mr. Harrison is qualified to serve as a member of our board of directors due to his tremendous depth and breadth of knowledge about the merchandising and consumer industry, and he has a long track record of facilitating value-creating transactions for companies in this sector. Mr. Harrison’s autobiography, Deal Junky, was published in January 2022.

Kappauf

Gerard Kappauf (“Kappauf”), age 62, a director, was born in Madagascar. After studying Classic Literature at the Sorbonne in Paris, he attended the San Francisco Art Institute on a scholarship and worked as a special effects make-up artist in Los Angeles. Upon traveling to Paris, Kappauf became interested in fashion and worked at a Jean Paul Gaultier fashion show. Thanks to this experience, he began to expand his network by meeting emblematic figures in the industry such as Paco Rabanne. While providing marketing and acquisition consulting services to L’Oréal Group during the tenure of Lindsay Owen Jones as its Chairman, in a bid for independence and emancipation he founded his own magazine in 1992, Citizen K.

Through Citizen K, he realized his ambition to launch a major magazine for a wide audience on fashion, luxury, culture, and the art of living, truly different from the magazines already in existence. Citizen K magazine then became Citizen K International in 2012, a benchmark in fashion, luxury, and lifestyle. Kappauf expanded the magazine’s offering with the launch of Citizen K Homme in 2013, and 2014 was the year of change for Citizen K International with a new format and a fresh look.

In 2016 Kappauf’s launched Citizen K Arabia. This title, distributed in the Middle East, benefits from editorial development and format adapted to the market. Although 80% of Citizen K International’s editorial content is contained in Citizen K Arabia, this magazine still features 20% of content tailored to The Emirates and the Middle East. In 2021, Kappauf launched The Kurator, the first a-gender magazine in the Middle East, as a luxury supplement to Gulf News, the leading daily newspaper in the region.

Founded in January 1992 by Kappauf, he has been the Chief Executive Officer, and Creative and Editorial Director of the K Groupe since inception, which owns Citizen K magazines in Paris, as well as Enkore Studio in Dubai. Enkore Studio specializes in visual brand identity, digital content, storytelling and concept development for the fashion, luxury, beauty, and lifestyle industries. Kappauf now lives in Dubai and is currently working on projects in India. We believe that Kappauf’s perspective on fashion, luxury, culture, and the art of living will bring diversity of viewpoints to our Board of Directors.

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

Insider Trading Policy

The use of material non-public information in securities transactions (“Insider Trading”) or the communication of such information to others who use it in securities trading (“Tipping”) violates the federal securities laws. Such violations are likely to result in harsh consequences for the individuals involved including exposure to investigations by the SEC, criminal and civil prosecution, disgorgement of any profits realized or losses avoided through use of the non-public information and penalties equal to three times such profits or losses. Further, Insider Trading violations expose the Company, its management, and other personnel acting in supervisory capacities to potential civil liabilities and penalties for the actions of employees under their control who engage in Insider Trading violations.

If a director, officer or employee of our Company is aware of material information relating to the Company, which has not yet been made available to the public for at least two (2) full business days, then such person is prohibited by law as well as by Company policy from trading in the Company’s shares or directly or indirectly disclosing such information to any other persons so that they may trade in the Company’s shares. It is difficult to describe what constitutes “material” information, but one should assume that any information, positive or negative, which might be of significance to an investor in determining whether to purchase, sell or hold our stock, would be material.

Information may be significant for this purpose even if it would not alone determine the investor’s decision. Examples include a potential business acquisition, internal financial information which departs in any way from what the market would expect, important product developments, the acquisition or loss of a major contract, or an important financing transaction. We emphasize that this list is not meant to be exhaustive, but merely illustrative.

Not only is it illegal to engage in Insider Trading or convey such information to others in breach of a duty, it is also generally illegal to “tip” such information to others who may trade in the securities involved or to recommend the purchase or sale of securities to others while you are in possession of such information. It is the policy of the Company that one should never trade while in possession of material, non-public information or tip or communicate such information to others without first receiving authorization from the Company or our counsel. This policy applies to your personal transactions and those indirectly through a spouse, friend, corporation or other entity. This applies to the securities of the Company and of other corporations. Thus, if in the course of the Company’s business, a person learns of material non-public information concerning another corporation (such as a customer or supplier) you should abstain from trading in that corporation’s securities.

Further, this policy applies to securities transactions by individuals who reside in the same household with directors, officers and employees of the Company. Strict compliance with these policies and procedures is expected of all directors, officers and employees and members of their households, and any infringement thereof may result in sanctions, up to and including, termination of office or employment.

Insider Trading Procedure

In addition, to avoid the appearance of impropriety, no trading in the Company’s securities is permitted to take place without compliance with the following rules.

●	The person who intends to trade in the Company’s securities must first contact the Chief Financial Officer of Inter Parfums, Inc., prior to any contemplated purchase or sale.

●	There shall be no trading in the Company’s securities by Company personnel within ten (10) full business days before the earlier of

(i) the issuance of a press release by the Company concerning its periodic financial information, which occurs approximately five (5) to ten (10) business days before the filing with the SEC of the Company’s periodic reports, which are due no later than March 1, May 10, August 9 and November 9 of each year, or

(ii) the actual filing of such periodic reports; and

until two (2) full business days AFTER the actual filing of such periodic reports.

●	There shall also be no trading in the Company’s securities until not less than two (2) full business days after the release of any other press release or filing with the SEC of a Current Report on Form 8-K by the Company.

●	In no event shall there be any trading in the Company’s securities by Company personnel without the prior consent from the Company.

Anti-Hedging Policy

Under the terms of our Anti-Hedging Policy, no officers, employees or members of our board of directors (and their respective family members or any affiliated entities) may engage in hedging or monetization transactions involving our securities, including buying any financial instrument or entering into any transaction that may offset any potential decrease in the market value of stock options or similar security that is granted as compensation. This policy also prohibits all actions to avoid any downward price of such compensation award. This same prohibition applies as well to any other person or company who is holding such equity security for the benefit of our employees, officers, directors or family members. This policy is not intended to prohibit the exercise of our stock options granted under our stock option plans.

Option Grants Policy and Practice

Option grants to officers and employees have historically been granted on the last business day of the calendar year, as the board believes that as a general rule, there should not be any material non-public information available at that time of year. However, no options were granted during in years 2021, 2022 and 2023 to any executive officers, other than Michel Atwood, who received an option grant to purchase 5,000 shares on December 30, 2022 as part of his initial compensation package, and 4,000 shares on December 29, 2023, the last day of both calendar years. Options have historically been granted at the fair market value on the date of grant with a 6-year term, and vested 20% each year after the first year on a cumulative basis. Options granted to officers and employees terminate upon the termination of association with the Company, for other than death or permanent disability.

Historically, options were granted to independent directors on the first business day of February of each year in accordance with our stock option plan. As the option grant date and number of shares underlying options were determined in our stock option plan, there would be no room for manipulation. As previously reported, in 2022 our board cancelled the automatic option grant on February 1, 2022 in view of determining an alternate form of compensation for the independent directors. However, after discussions with certain financial consultants relating to potential compensation plans in lieu of stock option grants to its independent directors, it was determined that the most favorable way for the independent directors to be compensated was to amend our stock option plan to reinstate the automatic grant of stock options. Accordingly, our board authorized a new automatic grant to our independent directors commencing on the last business day December 30, 2022 to coincide with the historic grant date to officers and employees and continuing on the last business day of each year thereafter, which was approved by our shareholders at the 2023 annual meeting.

Clawback Policy for Erroneously Awarded Executive Compensation

Our Board of Directors has adopted a policy for the recovery of the award of erroneously awarded incentive compensation for our executive officers (the “Recovery Policy”). If the Company is required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, then, in accordance with the provisions of this Recovery Policy, the Company will recover reasonably promptly the amount of all Erroneously Awarded Compensation from its executive officers, as defined below.

The term “Erroneously Awarded Compensation” is defined in the Recovery Policy as the amount of incentive-based compensation that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on the restated amounts, and computed without regard to any tax liability. For incentive-based compensation based on stock price or total shareholder return, where the amount of erroneously awarded compensation is not subject to mathematical recalculation directly from the information in an accounting restatement, the amount must be based on a reasonable estimate of the effect of the accounting restatement on the stock price or total shareholder return upon which the incentive-based compensation was received.

The Recovery Policy applies to all incentive-based compensation received by an executive officer during the three (3) completed fiscal years immediately preceding the date that the Company is required to prepare an accounting restatement, for all incentive-based compensation received by executive officers on or after October 2, 2023.

Item 11. Executive Compensation.

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

The objectives of our compensation program are designed to strike a balance between offering sufficient compensation to either retain existing or attract new executives on the one hand, and maintaining compensation at reasonable levels on the other hand. We do not have resources comparable to the cosmetic giants in our industry, and, accordingly, cannot afford to pay excessive executive compensation. In furtherance of these objectives, our executive compensation packages generally include a base salary, as well as annual incentives tied to individual performance and long-term incentives tied to our operating performance.

Mr. Madar, the Chairman and Chief Executive Officer, took the initiative after discussions with Mr. Atwood, the Chief Financial Officer and board member, and recommended executive compensation levels for executives for United States operations. Mr. Benacin, the Chief Executive Officer of Interparfums SA, took the initiative after discussions with Philippe Santi, the Executive Vice President of Interparfums SA, and recommended executive compensation levels for executives for European based operations. The recommendations are presented to the Compensation Committee for its consideration, and the Compensation Committee makes a final determination regarding salary adjustments and annual award amounts to executives, including Jean Madar and Philippe Benacin. Messrs. Madar and Benacin are not present during deliberations or determination of their executive compensation by the Compensation Committee. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest beneficial shareholders, and therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

The Compensation Committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in September 2023 overwhelmingly approved the compensation policies and decisions of the Compensation Committee. The Compensation Committee has determined to continue its present compensation policies in order to determine similar future decisions.

Our Compensation Committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry, and takes into account our company’s performance as well as our own strategic goals. During 2023, the members of such committee initially consisted of Messrs. Francois Heilbronn and Patrick Choël, and Ms. Gabai-Pinsky. Mr. Choël retired in September 2023, and was replaced by Mr. Robert Bensoussan.

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

Our named executive officers have all been with the Company for more than the past ten (10) years, other than Mr. Atwood who joined our Company in September 2022, with Messrs. Madar and Benacin being founders of the Company. As Messrs. Madar and Atwood, the Chief Financial Officer, and Benacin and Santi for European based operations, were most familiar with the individual performance, level of responsibility, skills and experience of each executive officer in their respective operating based operations, the Compensation Committee relies upon the information provided by such executive officers in determining individual performance, level of responsibility, skills and experience of each executive officer.

The Compensation Committee views the competitive marketplace very broadly, which would include executive officers from both public and privately held companies in general, including fashion and beauty companies, but not limited to the peer companies contained in the corporate performance graph contained in our annual report. Generally, rather than tie the Compensation Committee’s determination of compensation proposals to any specific peer companies, the members of our committee have used their business experience, judgment and knowledge to review the executive compensation proposals recommended to them by Mr. Madar for United States operations and Mr. Benacin for European based operations. As such, as a general rule the Compensation Committee did not determine the need to benchmark any material item of compensation or overall compensation.

The members of the Compensation Committee have extensive experience and business acumen and are well qualified in determining the appropriateness of executive compensation levels. Mr. Heilbronn is a managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world. Ms. Gabai-Pinsky, has executive experience as the former President of Vera Wang Group, as well as the Global President for Aramis and Designers Fragrances in addition to Beauty Bank and Idea Bank at The Estée Lauder Companies. Mr. Bensoussan, the final committee member who replaced Mr. Patrick Choel, who retired in September 2023, was previously a member of the boards of lululemon athletica Inc., Feelunique.com, one of Europe’s largest online beauty retailers, and Jimmy Choo Ltd, from 2001 to 2011.

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

As stated above, as Messrs. Madar and Atwood for United States based operations, and Messrs. Benacin and Santi for European based operations, were most familiar with the individual performance, level of responsibility, skills and experience of each executive officer in their respective based operations, the committee relied upon the information provided by such executive officers in determining individual performance, level of responsibility, skills and experience of each executive officer.

For executive officers of United States based operations, the bulk of their annual compensation is in base salary including a fee paid to the holding company for Mr. Madar for services rendered outside the United States. However, for executive officers of European based operations base salary comprises a smaller percentage of overall compensation. We have paid a lower percentage of overall compensation in the form of base salary to executive officers of European based operations for several years, principally because European based operations historically have had higher profitability than United States operations, and European based operations are run differently from United States operations by the Chief Executive Officer of European based operations, Mr. Benacin. As the result of this historically higher profitability, European based operations have had the ability to pay higher bonus compensation in addition to base salary. As bonus compensation is and has historically been discretionary, no targets were set in order to maintain flexibility. Further, if results of operations for European based operations were not satisfactory (again, no target amounts were set to maintain flexibility), then bonus compensation, as well as overall compensation could be lowered without otherwise affecting base salary. Finally, by keeping annual bonus compensation at a higher percentage of overall compensation and base salary at a lower percentage, our company benefits because the base amount for annual salary adjustments would be smaller.

For 2023, Mr. Benacin received a base salary of $795,000, as compared to 2022, when he received a base salary of $756,000. In addition, Mr. Benacin’s holding company received $250,000 paid by the Company’s United States based operations, which is included in the calculation of his base salary for each of those years. This same consulting fee has been paid for more than each of the past three years, in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

The Compensation Committee considered the following salient factors in authorizing payment to Mr. Benacin’s holding company; services rendered to United States based operations for several years by Mr. Benacin in connection with licensing and distribution of international brands, as well as future services to be performed by Mr. Benacin internationally relating to licensing and distribution of international brands for United States based operations.

As Mr. Benacin values the services of two named executive officers of Interparfums SA, Mr. Philippe Santi, Executive Vice President, and Mr. Frederic Garcia-Pelayo, Executive Vice President and Chief Operating Officer, equally, their base salaries, as well as their bonus compensation discussed below, have been in lockstep.

For 2023, the base salary of each of Messrs. Santi and Garcia-Pelayo was €458,000, a nominal increase of €26,000. In 2022, the base salary of each of Messrs. Santi and Garcia-Pelayo was €432,000, an increase of €24,000 from 2021. Such increases were nominal, as compared to bonus compensation, as discussed later in the section. The Compensation Committee considered the recommendations of Mr. Benacin, results of operations for the year, as well as the services performed for European based operations by Messrs. Santi and Garcia-Pelayo in authorizing these salary levels.

A different approach is taken for United States based operations as that based operations is smaller and less profitable. A more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run the operation with a lesser emphasis placed on bonuses. Neither of the executive officers for United States based operations have employment agreements (although Mr. Madar’s personal holding company has a consulting agreement that provides for review on an annual basis of the amount of compensation payable to such company), as we believe that having flexibility in structuring annual base salary is a benefit, which permits us to act quickly to meet a changing economic environment.

As previously reported, from 2013 until 2019 the annual aggregate base salary paid to Mr. Madar individually and fees paid to his holding company remained unchanged at $630,000, which was substantially below the amounts indicated by two surveys of chief executive officer salaries for 2019 (collectively the “CEO Salary Surveys”). The CEO Salary Surveys indicated that the annual and median average CEO salaries for peer companies (excluding the Madar salary) were $2,854,656 and $1,540,000, respectively, and $2,604,346 and $1,750,000 for comparable market capitalization companies, respectively. In recognition of the efforts of Mr. Madar and his holding company as one of the prime causes for our substantial increase in net sales and net income, as well as market capitalization from 2014 through 2019, thus substantially increasing shareholder value, on February 4, 2020 the Compensation Committee jointly authorized the aggregate annual increase in the fees paid to Mr. Madar’s holding company, which are attributed to Mr. Madar as base salary, by $600,000 to $1.23 million effective as of January 1, 2020. For 2023 Mr. Madar’s Holding Company received an increase in its management fees to $2 million, after not receiving an increase in 2022 and 2021.

Mr. Atwood, who became the Chief Financial Officer in September 2022 after the retirement of the former Chief Financial Officer, was granted a $500,000 annual base salary, as well as a signing bonus of $100,000 that was paid in September 2022. An additional bonus of $50,000 was also paid in December 2022 for the September-December period. For 2023, Mr. Atwood received an increase in base salary to $525,000. The Compensation Committee considered the following material factors in approving the base salary of Mr. Atwood for 2023: his individual performances, level of responsibilities, and skill, as well as the recommendation of the Chief Executive Officer.

Bonus Compensation/Annual Incentives

In recognition of the 2023 record setting performance in both sales and earnings of Interparfums SA, our French operating subsidiary, Mr. Benacin received a bonus of $216,000, and in recognition of the Company’s turnaround from the effects of the COVID-19 Pandemic, supply chain disruptions and geopolitical turmoil in 2022 and record results in 2022, and after the recommendations of Messrs. Madar and Benacin, the Compensation Committee determined that Mr. Benacin receive a bonus of $211,000. Also, in recognition of record results in 2021 while dealing with the effects of the COVID-19 Pandemic, supply chain disruptions and geopolitical turmoil, and after the recommendations of Messrs. Madar and Benacin, the Compensation Committee determined that Mr. Benacin receive a bonus of $166,000. Discretionary bonus compensation for Mr. Benacin has been approximately 27%, 28%, and 30% of his base salary in 2023, 2022, and 2021, respectively.

In addition, the Compensation Committee agreed with the recommendation of Mr. Benacin and the contributions made by Messrs. Santi and Garcia-Pelayo to the Company’s success and growth. Bonus compensation for Messrs. Santi and Garcia-Pelayo have remained in lockstep, and each was awarded a discretionary bonus of $458,000, $437,000, and $378,000 in 2023, 2022, 2021, respectively, or 92%, 96%, and 78% of their base salary for those years.

A different approach is taken for United States based operations as that based operations is smaller and less profitable. As discussed above, a more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States based operations with a lesser emphasis placed on bonuses.

In 2022, the former Chief Financial Officer retired and did not receive a discretionary bonus. Mr. Atwood, who became the Chief Financial Officer in September 2022 after the retirement of the former Chief Financial Officer, received a sign on bonus of $100,000. His compensation arrangement also entitles him to a guaranteed annual bonus of $100,000, as well as a $100,000 bonus based upon achieving certain milestones. For 2022, Mr. Atwood received his $100,000 sign on bonus and $50,000 pro-rated performance bonus related to the September-December period. For 2023, Mr. Atwood received a discretionary bonus of $125,000. The Compensation Committee considered the same factors in granting these two bonuses as in approving his annual base salary.

Jean Madar Holding SAS, the management company beneficially owned by Mr. Madar, the Chief Executive Officer, has not received any cash bonus in the past three years.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European based operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $37,603.

Calculation of the total annual benefits contribution is made according to the following formula:

50% of (Interparfums SA net income, less 2.5% of shareholders’ equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

Long-Term Incentives

Stock Options. In prior years, we had linked long-term incentives with corporate performance through the grant of stock options. However, no options were granted in 2021 or 2020 to either employees of United States based operations or European based operations, as other compensation arrangements were being considered as part of a review of the executive compensation strategy. In December 2023, at the recommendation of the Chief Executive Officer, the Compensation Committee authorized the grant of a stock option to purchase 4,000 shares to Mr. Atwood who had received a stock option to purchase 5,000 shares in December 2022, both at the fair market value on the dates of grant, as part of his long-term incentives. Unless the market price of our common stock increases, Mr. Atwood will have no tangible benefit from this option. Thus, the option holder is provided with the additional incentive to increase individual performance with the ultimate goal of increasing our overall performance. We believe that enhanced executive incentives that result in increased corporate performance tend to build company loyalty. No other stock option grants were made to other executive officers in 2023 or 2022, including Messrs. Jean Madar and Philippe Benacin.

Interparfums SA Stock Compensation Plans

2023 - No shares were granted to any employees or corporate officers during 2023.

2022 Free Share Plan – On March 16, 2022, the Board of Interparfums SA (“IPSA”) decided to grant 88,400 free shares of its capital stock to all of the IPSA’s employees and corporate officers having more than 6 months seniority at the grant date. The free shares are to be issued in June 2025. Issuance of those shares is based on satisfaction of performance conditions, relating to the 2024 IPSA sales for 50% of the shares and 2024 operating income for the balance.

IPSA used the services of third party to assist them in the valuation of the plan, with the calculations and assumptions as follows:

-	Management expects the rate of staff turnover to be 12%,

-	Using the Monte Carlo method, management expects the performance rate to be 80% on the consolidated sales and 80.8% on the consolidated operating income.

-	As of December 31, 2022 management has updated its expectation related to the performance rate to be 100% for both consolidated sales and consolidated operating income based on the above assumptions, the total expenses related to this plan are valued at $4.1 million.

As of December 31, 2023:

-	87,609 shares of IPSA Capital Stock, representing $4.1 million were purchased in the open market and allocated to this plan.

$1.4 million of expense was recorded (or $1.6 million including social contributions).

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

In connection with the 2019 Plan referred to above, an incentive plan was established by Interparfums SA for certain employees of Interparfums Luxury Brands, Inc. (“IPLB”), Interparfums Singapore (“IP Singapore”) and Inter Parfums, Inc. The proposed incentive plan would not provide shares but rather, would give a cash payment or bonus (“incentive” or “award”) that mirrors the shares that Interparfums SA employees will receive. An aggregate of 42,140 “phantom” shares have been awarded in 2022, with Mr. Greenberg, the former Chief Financial Officer being awarded 1,000 of such “phantom” shares, all subject to adjustment for stock splits, with a value of approximately $69,839.

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

Other Compensation

For 2023, each of Messrs. Benacin and Garcia-Pelayo received an automobile allowance of $11,678.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States based operations. Commencing in October 2021 we started matching the first 50% of the first 6% of contributions made by each employee on an annual basis, as we have determined that base compensation together with annual bonuses, are sufficient incentives to retain talented employees. Our European based operations maintain a pension plan for its employees as required by French law. For each of 2023, 2022, and 2021, each of Messrs. Benacin, Santi and Garcia-Pelayo received an increase of $17,600, $16,006 and $17,773, respectively, in their value of deferred compensation earnings.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2023 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the board of directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

Francois Heilbronn

Veronique Gabai-Pinsky and

Robert Bensoussan

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar, (4)	2023	2,000,000	-0-	-0-	-0-	-0-	-0-	-0-	2,000,000
Chairman and	2022	1,230,000	-0-	-0-	-0-	-0-	-0-	-0-	1,230,000
Chief Executive Officer	2021	1,230,000	-0-	157,603	-0-	-0-	-0-	-0-	1,387,603

Michel Atwood (5)	2023	525,000	125,000	-0-	140,327	-0-	-0-	-0-	790,327
Chief Financial Officer	2022	161,218	150,000	-0-	101,814	-0-	-0-	-0-	413,032

Russell Greenberg, (5)	2022	750,000	-0-	-0-	-0-	-0-	-0-	-0-	750,000
Former Chief Financial Officer and	2021	720,000	70,000	-0-	-0-	-0-	-0-	-0-	790,000
Executive Vice President

Philippe Benacin, President Inter	2023	794,975	216,260	-0-	-0-	-0-	17,600	11,678	1,040,513
Parfums, Inc., Chief Executive	2022	755,440	210,600	139,077	-0-	-0-	16,006	11,372	1,132,495
Officer of Interparfums SA	2021	803,504	165,578	-0-	-0-	-0-	17,733	12,774	999,589

Philippe Santi, Executive Vice	2023	495,668	457,714	-0-	-0-	37,603	17,600	-0-	1,008,585
President, Interparfums SA	2022	454,896	436,995	139,077	-0-	32,485	16,006	-0-	1,079,459
	2021	482,542	378,464	-0-	-0-	34,940	17,733	-0-	913,679

Frédéric Garcia-Pelayo,	2023	495,668	457,714	-0-	-0-	37,603	17,600	11,678	1,020,263
Executive Vice President and	2022	454,896	436,995	139,077	-0-	32,485	16,006	11,372	1,090,831
Chief Operating Officer Interparfums SA	2021	482,542	378,464	-0-	-0-	34,940	17,733	12,774	926,453

1	Amounts reflected under Option Awards represent the grant date fair values in 2023, 2022 and 2021 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 13 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC.

2	As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European based operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is approximately $37,603.

Calculation of total annual benefits contribution is made according to the following formula:

50% of (Interparfums SA net income, less 2.5% of shareholders’ equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

3	The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2023, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

4	Represents fees paid to Jean Madar Holding SAS in accordance with a Supervising and Coordinating Service Agreement, as amended.

5	Mr. Atwood replaced Mr. Greenberg on September 6, 2022, who retired in September 2022. Mr. Atwood’s base salary in 2022 was prorated from $500,000, annually.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense ($)	Lodging Expense ($)	Total ($)
Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Michel Atwood, Chief Financial Officer	-0-	-0-	-0-	-0-

Philippe Benacin, President of Inter Parfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	11,678	-0-	11,678

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Executive Vice President and Chief Operating Officer, Interparfums SA	-0-	11,678	-0-	11,678

Plan based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

Grants of Plan-based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Price ($/Sh)
Jean Madar	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Michel Atwood		-0-	-0-	-0-	-0-	-0-	-0-	-0-	4,000	$147.41	$144.01
Philippe Benacin		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Philippe Santi		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Frédéric Garcia-Pelayo		-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA

NA means not applicable.

Interparfums SA Stock Compensation Plan

No awards were granted in 2023 by Interparfums SA under its Stock Compensation Plan.

Interparfums SA Profit Sharing Plan

As discussed above and required by French law, Inter Parfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European based operations other than Mr. Benacin, the Chief Executive Officer of Inter Parfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $37,603.

Calculation of total annual benefits contribution is made according to the following formula:

50% of (Interparfums SA net income, less 2.5% of shareholders equity without net income for the year) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

The following table sets certain information relating to each grant of a non-equity award made by Interparfums SA to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year. Equity awards relate to the shares of Interparfums SA.

Name	Plan Name	Amount Awarded
Jean Madar	NA	$0
Michel Atwood	NA	$0
Philippe Benacin	NA	$0
Philippe Santi	Interparfums SA Profit Sharing Plan	$37,603
Frédéric Garcia-Pelayo	Interparfums SA Profit Sharing Plan	$37,603

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	25,000	(2)	0	(2)	0	65.25	12/30/24
	20,000	(2)	5,000	(2)	0	73.09	12/30/25

Michel Atwood	1,000		4,000		0	97.84	12/30/28
	0		4,000		0	147.71	12/28/29

Philippe Benacin	25,000	(2)	0	(2)	0	65.25	12/30/24
	20,000	(2)	5,000	(2)	0	73.09	12/30/25

Philippe Santi	2,000		0		0	65.25	12/30/24
	2,000		2,000		0	73.09	12/30/25

Frédéric Garcia-Pelayo	2,000		0		0	65.25	12/30/24
	2,000		2,000		0	73.09	12/30/25

[Footnotes from table above]

1	All options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.

2	Options are held in the name of personal holding company.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the NYSE Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTERPARFUMS SA

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested($)
Jean Madar	-0-	0	-0-	NA	NA	3,630	182,952	-0-	-0-

Michel Atwood	-0-	0	-0-	NA	NA	-0-	-0-	-0-	-0-

Philippe Benacin	-0-	0	-0-	NA	NA	3,630	182,952	-0-	-0-

Philippe Santi	-0-	0	-0-	NA	NA	7,260	365,904	-0-	-0-

Frédéric Garcia-Pelayo	-0-	0	-0-	NA	NA	7,260	365,904	-0-	-0-

1 Estimated number of shares are to be issued only to the extent that the performance conditions have been met.

2 As of December 31, 2023, the closing price of Interparfums SA as reported by the Euronext was 50.40 euros, and the exchange rate was 1.08 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar	25,000	2,432,417	-0-	-0-

Michel Atwood	-0-	-0-	-0-	-0-

Russell Greenberg	25,000	1,425,609	-0-	-0-

Philippe Benacin	25,000	2,542,813	-0-	-0-

Philippe Santi	9,200	459,701	-0-	-0-

Frédéric Garcia-Pelayo	12,000	616,728	-0-	-0-

[Footnotes from table above]

1	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Michel Atwood	NA	NA	-0-	-0-
Philippe Benacin	Inter Parfums SA Pension Plan	NA	348,839	17,600
Philippe Santi	Inter Parfums SA Pension Plan	NA	348,839	17,600
Frédéric Garcia-Pelayo	Inter Parfums SA Pension Plan	NA	348,839	17,600

*	Does not include any contributions made by prior employers, or individually by the recipients as such information is confidential under French law.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our mean employee and the annual total compensation of Mr. Jean Madar, Chief Executive Officer (the “CEO”):

For 2023, our last completed fiscal year:

●	Our median employee’s compensation was $72,274

●	Our Chief Executive Officer’s total 2023 compensation was $4,432,417

●	Accordingly, our 2023 CEO to Median Employee Pay Ratio was 61.33 to 1

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records. We identified our median employee using our total employee population as of December 31, 2023 by applying a consistently applied compensation measure across our global employee population. For our consistently applied compensation measure, we used all compensation, including actual base salary, bonuses, commissions, and any overtime paid during the 12-month period ending December 31, 2023. We did not use any material estimates, assumptions, adjustments or statistical sampling to determine the worldwide median employee.

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

Employment and Service/Consulting Agreements

Please see our Annual Report on Form 10-K for the year ended December 31, 2021, Item 11 under the heading “Employment and Consulting Agreements” for the material terms of the employment agreement with Philippe Benacin, individually, and the consulting agreement and fees previously granted to, Philippe Benacin Holding SAS, which is incorporated by reference herein.

Compensation of Directors

The following table sets forth certain information relating to the compensation for each of our directors who is not an executive officer of our Company named in the Summary Compensation Table for the past fiscal year.

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[1]	Total ($)
Francois Heilbronn[2]	26,000	-0-	52,623	-0-	-0-	71,300	149,923
Robert Bensoussan[3]	23,000	-0-	52,623	-0-	-0-	65,548	141,171
Patrick Choël[4]	23,000	-0-	-0-	-0-	-0-	214,775	237,775
Michel Dyens[5]	15,000	-0-	-0-	-0-	-0-	266,972	281,972
Veronique Gabai-Pinsky[6]	23,000	-0-	52,623	-0-	-0-	73,093	148,716
Gilbert Harrison[7]	9,000	-0-	52,623	-0-	-0-	243,155	304,778
Kappauf[8]	3,000	-0-	52,623	-0-	-0-	-0-	55,623

[Footnotes from table above]

1.	Represents gain from exercise of stock options, except for Mr. Harrison, which includes a $60,000 payment made in 2023 to the company controlled by Mr. Harrison in connection with the acquisition of the Donna Karan license. See “Fee for Director’s Company” in Item 13, Certain Relationships and Related Transactions, and Director Independence, in this annual report on Form 10-K.
2.	As of the end of the last fiscal year, Mr. Heilbronn held options to purchase an aggregate of 7,000 shares of our common stock.
3.	As of the end of the last fiscal year, Mr. Bensoussan held options to purchase an aggregate of 7,000 shares of our common stock.
4.	As of the end of the last fiscal year, Mr. Choël held options to purchase an aggregate of no shares of our common stock.
5.	As of the end of the last fiscal year, Mr. Dyens held options to purchase an aggregate of no shares of our common stock.
6.	As of the end of the last fiscal year, Ms. Gabai-Pinsky held options to purchase an aggregate of 6,000 shares of our common stock.
7.	As of the end of the last fiscal year, Mr. Harrison held options to purchase an aggregate of 7,000 shares of our common stock.
8.	As of the end of the last fiscal year, Kappauf held options to purchase an aggregate of 1,500 shares of our common stock.

All nonemployee directors receive $6,000 for each board meeting at which they participate in person, and $3,000 for each meeting held by conference telephone. In addition, the annual fee for each member of the audit committee is $8,000. The compensation for the nonemployee directors remained the same for 2021, 2022, and 2023, except for Mr. Harrison. During 2021, a company owned by Mr. Harrison received a fee equal to $300,000, in connection with the Donna Karan license agreement, which is effective on July 1, 2022. A payment of $120,000 was made in 2021 to Mr. Harrison’s company, $120,000 was paid one year later in 2022, and $60,000 was paid one year thereafter in 2023.

We maintain a stock option plan for our nonemployee or independent directors. The purpose of this plan is to assist us in attracting and retaining key directors who are responsible for continuing the growth and success of our company. Under such plan, options to purchase 1,500 shares are granted on the last business day of each year at the fair market value on the date of grant to all nonemployee directors for as long as each is a nonemployee director on such date. Such options vest and become exercisable to purchase shares of Common Stock as follows: 20% one year after the date of grant, and then 20% on each of the second, third, fourth and fifth consecutive years from the date of grant on a cumulative basis, so that each option shall become fully vested and exercisable on the first day of the sixth year from the date of grant. However, if a nonemployee director does not attend certain of the board meetings, then such option grants are reduced according to a schedule.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of February 27, 2024, we had 32,021,700 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]		Approximate Percent of Class
Jean Madar Jean Madar Holding SAS 166 rue du Faubourg Saint-Honoré 75008 Paris, France	7,104,841	[2]	22.2%
Philippe Benacin Interparfums SA 10 rue de Solférino 75007 Paris, France	6,916,064	[3]	21.6%
Michel Atwood c/o Inter Parfums, Inc. 551 Fifth Avenue New York, NY 10176	1,000	[4]	Less than 1%
Philippe Santi Interparfums SA 10 rue de Solférino 75008, Paris, France	0		NA
Francois Heilbronn 60 Avenue de Breteuil 75007 Paris, France	29,238	[5]	Less than 1%
Robert Bensoussan c/o Sirius Equity LLP 52 Brook Street W1K 5DS London, UK	11,675	[6]	Less than 1%
Veronique Gabai-Pinsky 200 East End Avenue New York, NY 10128	2,175	[7]	Less than 1%
Gilbert Harrison Harrison Group 239 Ox Pasture Road South Hampton, NY 11968	3,175	[8]	Less than 1%
Gerard Kappauf Jumeirah 1 30th C Street, Villa 76 Dubai, United Arab Emirates	-0-		Less than 1%
Frederic Garcia-Pelayo Interparfums SA 10 rue de Solférino 75008, Paris, France	12,000	[9]	Less than 1%
Blackrock, Inc. 55 East 52nd Street New York, NY 10055	2,806,336	[10]	8.8%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	2,204,470	[11]	6.9%
All Directors and Officers (As a Group 10 Persons)	14,072,718	[12]	43.9%

[1]	All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations.
[2]	Consists of 10,500 shares held directly, 7,049,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 45,000 shares.
[3]	Consists of 6,871,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 45,000 shares.
[4]	Consists of shares of common stock underlying options for Mr. Atwood.
[5]	Consists of 27,063 shares held directly and options to purchase 2,175 shares for Mr. Heilbronn.
[6]	Consists of 9,500 shares held directly and options to purchase 2,175 shares for Mr. Bensoussan.
[7]	Consists of shares of common stock underlying options for Ms. Gabai-Pinsky.
[8]	Consists of 1,000 shares held directly and 2,175 shares of common stock underlying options for Mr. Harrison.
[9]	Consists of shares of common stock underlying options for Mr. Garcia-Pelayo.
[10]	Information based upon Schedule 13G of Blackrock, Inc. Amendment No. 1 dated January 25, 2024 as filed with the Securities and Exchange Commission.
[11]	Information based upon Schedule 13G Amendment No. 7 of The Vanguard Group, an investment advisor, dated February 13, 2024 as filed with the Securities and Exchange Commission.
[12]	Consists of 13,969,018 shares held directly or indirectly, and options to purchase 103,700 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	308,970	$86.52	537,365
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	308,970	$86.52	537,365

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2023, 2022, and 2021, and fees for such services were $530,000, $491,300, and $443,625, respectively.

In September 2023, Interparfums Luxury Brands, Inc. an indirect majority-owned subsidiary of the Company, loaned the Company the amount of $20 million, which is repayable $5 million per month starting in May 2024 with the last payment including all accrued interest at 5.3% per annum. In December 2023, Interparfums Luxury Brands, Inc. made a second loan to the Company in the amount of $12 million, which is repayable in May 2024 with interest at 5.3% per annum. These loans partially funded our share repurchase plan during 2023 and cash dividend payments.

In September 2022, Interparfums Luxury Brands, Inc. loaned the Company $10 million, which was repayable in one lump sum on June 30, 2023 with interest at 3.5% per annum. In addition, the $2 million payment due on September 30, 2022 by the Company against the loan made in September 2021 was postponed to January 31, 2023 together with interest at 2% per annum. These two loans were repaid in full in 2023.

Fee for Director’s Company

In connection with the acquisition of the Donna Karan license, which became effective on July 1, 2022 as discussed above, we agreed to pay to a company controlled by Mr. Gilbert Harrison, a director, the sum of $300,000, payable over time, with $120,000 paid in 2021, $120,000 paid one year later in 2022 and $60,000 paid two years later in 2023.

Management and Consulting Agreements

In April 2023, our Board of Directors approved an amendment to the Coordinating and Supervising Service Agreement (“Service Agreement”) that amended the fee arrangement Jean Madar Holding SAS, which replaced a prior agreement that was initially entered into in 2013, as amended. The amendment to the Service Agreement was previously approved by the Executive Compensation and Stock Option Committee, as well as the Audit Committee due to the related party nature of the Service Agreement. The aggregate increase in fees payable to Jean Madar Holding SAS is from $1.23 million to $2.0 million on an annual basis, effective as of January 1, 2023. Further, as requested by Jean Madar Holding SAS, effective April 1, 2023 and continuing thereafter, all fees are to be paid entirely to Jean Madar Holding SAS, and for the balance of calendar year 2023, the amount of such fees are inclusive of the salary paid to Jean Madar individually from January 1, 2023 to March 31, 2023. As Jean Madar, our Chief Executive Officer and Chairman of the Board, is the beneficial owner of Jean Madar Holding SAS, all of such fees paid to Jean Madar Holding SAS have been characterized as base salary for the disclosure purposes for the Summary Compensation and related discussion in Table in Item 11.

Please see our Annual Report on Form 10-K for the year ended December 31, 2021, Item 11 under the heading “Employment and Consulting Agreements” for a material terms of the employment agreement with Philippe Benacin, individually, and the consulting agreements with, and fees and stock options previously granted to, Philippe Benacin Holding SAS, which is incorporated by reference herein.

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

The following are our directors who are independent directors within the applicable rules of The Nasdaq Stock Market:

Francois Heilbronn

Robert Bensoussan

Veronique Gabai-Pinsky

Gilbert Harrison

Gerard Kappauf

We follow and comply with the independent director definitions as provided by The Nasdaq Stock Market rules in determining the independence of our directors, which are posted on our company’s website. In addition, such rules are also available on The Nasdaq Stock Market’s website. In addition, The Nasdaq Stock Market maintains more stringent rules relating to director independence for the members of our Audit Committee, and the members of our Audit Committee, Messrs. Heilbronn and Bensoussan, as well as Ms. Gabai-Pinsky, are independent within the meaning of those rules.

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by Mazars USA LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2023 and December 31, 2022.

Audit Fees

Fees billed by Mazars USA LLP and its affiliate, Mazars S.A. for audit services and review of the consolidated financial statements contained in our Quarterly Reports on Form 10-Q were $1.4 million and $1.4 and million for 2023 and 2022, respectively.

Audit-Related Fees

Mazars USA LLP did not bill us for any audit-related services during 2023 and 2022.

Tax Fees

Mazars USA LLP did not bill us for any tax services in 2023 and 2022.

All Other Fees

Mazars S.A. billed us $9,000 and $6,000 for other services during 2023 and 2022, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2023, the audit committee authorized the following non-audit services to be performed by Mazars USA LLP.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2023.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2023. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide attestation or other services as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2023. If we require further tax services from Mazars USA LLP, then the approval of the audit committee must be obtained.

●	If we require other services by Mazars USA LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.

●	We imposed a cap of $100,000 on the fees that Mazars USA LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full audit committee approval.

●	None of the non-audit services of either of the Company’s auditors had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 16. Form 10-K Summary

None.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Inter Parfums, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Inter Parfums, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involve especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 8 to the consolidated financial statements, the Company’s consolidated Trademarks (indefinite lives) balance of $108.8 million at December 31, 2023, which included $11.3 million of the Rochas Fashion indefinite life intangible asset.

The principal considerations in determining management’s annual impairment test for the Rochas Fashion intangible asset as a critical audit matter was due to the change in events and circumstances surrounding the Rochas Fashon brand trademark and complexity of management’s estimates used in their evaluation of the fair value of the Rochas Fashion trademark. The significant assumptions used to estimate the fair value of the Rochas Fashion intangible asset included the forecasted revenue, operating margin, and discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions. Changes in these assumptions could have a significant impact on the fair value of the Rochas Fashion intangible asset, the amount of any impairment charge, or both.

We obtained an understanding, evaluated the design and tested the operating effectiveness of Company’s controls over the Rochas Fashion intangible asset impairment review process, including management’s review of the significant assumptions described above and controls over the completeness and accuracy of the data used to develop such estimates.

To test the estimated fair value of the Rochas Fashion intangible asset, our audit procedures included, among others, assessing the appropriateness of the valuation model used, evaluating the significant assumptions discussed above, and testing and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the financial projections to the historical accuracy of management’s estimates. We involved our valuation specialists to assist in our evaluation of the Company's model, valuation methodology and the discount rate.

Mazars USA LLP

/s/ Mazars USA LLP

We have served as the Company's auditor since 2004.

New York, New York

February 27, 2024

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2023, and 2022

(In thousands except share and per share data)

Assets	2023	2022
Current assets:
Cash and cash equivalents	$88,462	$104,713
Short-term investments	94,304	150,833
Accounts receivable, net	247,240	197,584
Inventories	371,859	289,984
Receivables, other	7,012	28,803
Other current assets	29,458	15,650
Income taxes receivable	691	157
Total current assets	839,026	787,724
Property, equipment and leasehold improvements, net	169,222	166,722
Right-of-use assets, net	28,613	27,964
Trademarks, licenses and other intangible assets, net	296,356	290,853
Deferred tax assets	14,545	11,159
Other assets	21,567	24,120
Total assets	$1,369,329	$1,308,542
Liabilities and Equity
Current liabilities:
Loans payable - banks	$4,420	$—
Current portion of long-term debt	29,587	28,547
Current portion of lease liabilities	5,951	5,296
Accounts payable - trade	97,409	88,388
Accrued expenses	178,880	213,621
Income taxes payable	8,498	8,715
Total current liabilities	324,745	344,567
Long–term debt, less current portion	127,897	151,494
Lease liabilities, less current portion	24,517	24,335
Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: none issued	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares: outstanding, 32,004,660 and 31,967,300 shares on December 31, 2023, and 2022, respectively	32	32
Additional paid-in capital	98,565	90,186
Retained earnings	693,848	620,095
Accumulated other comprehensive loss	(40,188)	(56,056)
Treasury stock, at cost, 9,981,665 and 9,864,805 common shares on December 31, 2023, and 2022, respectively	(52,864)	(37,475)
Total Inter Parfums, Inc. shareholders’ equity	699,393	616,782
Noncontrolling interest	192,777	171,364
Total equity	892,170	788,146
Total liabilities and equity	$1,369,329	$1,308,542

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2023, 2022, and 2021

(In thousands except share and per share data)

	2023	2022	2021

Net sales	$1,317,675	$1,086,653	$879,516
Cost of sales	478,597	392,231	322,614
Gross margin	839,078	694,422	556,902
Selling, general, and administrative expenses	587,696	492,370	406,459
Impairment loss	—	7,749	2,393
Income from operations	251,382	194,303	148,050
Other expenses (income):
Interest expense	11,253	3,599	2,825
Loss (gain) on foreign currency	1,582	1,921	(2,338)
Interest and investment income	(10,729)	(5,486)	(3,403)
Other (income) expense	(317)	50	(53)
	1,789	84	(2,969)

Income before income taxes	249,593	194,219	151,019
Income taxes	61,817	43,182	40,992
Net income	187,776	151,037	110,027
Less: Net income attributable to the noncontrolling interest	35,122	30,099	22,616
Net income attributable to Inter Parfums, Inc.	$152,654	$120,938	$87,411
Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$4.77	$3.80	$2.76
Diluted	$4.75	$3.78	$2.75
Weighted average number of shares outstanding:
Basic	31,994,328	31,859,417	31,676,796
Diluted	32,139,702	31,988,753	31,835,408

Dividends declared per share	$2.50	$2.00	$1.00

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2023, 2022, and 2021

(In thousands except share and per share data)

	2023	2022	2021

Net income	$187,776	$151,037	$110,027

Other comprehensive income:
Net derivative instrument (loss) income, net of tax	(3,329)	2,356	(1,367)
Transfer of OCI into earnings	1,709	992	—
Translation adjustments, net of tax	24,042	(29,683)	(42,967)
	22,422	(26,335)	(44,334)
Comprehensive income	210,198	124,702	65,693

Comprehensive income attributable to noncontrolling interests:
Net income	35,122	30,099	22,616
Net derivative instrument income (loss), net of tax	25	647	(375)
Translation adjustments, net of tax	6,529	(9,358)	(11,524)
	41,676	21,388	10,717
Comprehensive income attributable to Inter Parfums Inc.	$168,522	$103,314	$54,976

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2023, 2022, and 2021

(In thousands except share and per share data)

	2023	2022	2021

Common stock, beginning and end of year	$32	$32	$32

Additional paid-in capital, beginning of year	90,186	87,132	75,708
Shares issued upon exercise of stock options	8,025	6,004	5,393
Share-based compensation	1,246	1,355	1,566
Shares issued for license acquisition	—	—	5,000
Transfer of subsidiary shares purchased	(892)	(4,305)	(535)
Additional paid-in capital, end of year	98,565	90,186	87,132

Retained earnings, beginning of year	620,095	560,663	503,567
Net income	152,654	120,938	87,411
Dividends	(80,047)	(63,743)	(31,690)
Share-based compensation	1,146	2,237	1,375
Retained earnings, end of year	693,848	620,095	560,663

Accumulated other comprehensive loss, beginning of year	(56,056)	(38,432)	(5,997)
Foreign currency translation adjustment, net of tax	17,513	(20,325)	(31,443)
Transfer from other comprehensive income into earnings	1,709	992	—
Net derivative instrument (loss) income, net of tax	(3,354)	1,709	(992)
Accumulated other comprehensive loss, end of year	(40,188)	(56,056)	(38,432)

Treasury stock, beginning of year	(37,475)	(37,475)	(37,475)
Shares repurchased	(15,389)	—	—
Treasury stock, end of year	(52,864)	(37,475)	(37,475)

Noncontrolling interest, beginning of year	171,364	166,412	166,615
Net income	35,122	30,099	22,616
Foreign currency translation adjustment, net of tax	6,529	(9,358)	(11,524)
Net derivative instrument income (loss), net of tax	25	647	(375)
Dividends	(20,301)	(16,056)	(9,836)
Share-based compensation	180	(282)	(293)
Transfer of subsidiary shares purchased	(142)	(98)	(791)
Noncontrolling interest, end of year	192,777	171,364	166,412

Total equity	$892,170	$788,146	$738,332

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2023, 2022, and 2021

(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$187,776	$151,037	$110,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including impairment loss	17,331	22,539	12,698
Provision for doubtful accounts	(1,734)	2,353	853
Noncash stock compensation	2,525	3,143	2,853
Share of (income) loss of equity investment	(317)	49	(53)
Noncash lease expense	5,448	4,980	7,302
Deferred tax benefit	(2,987)	(3,604)	(465)
Change in fair value of derivatives	(301)	227	65
Changes in:
Accounts receivable	(36,843)	(59,640)	(45,395)
Inventories	(73,700)	(98,297)	(49,815)
Other assets	11,868	(13,651)	(16,725)
Operating lease liabilities	(5,290)	(4,795)	(7,503)
Accounts payable and accrued expenses	3,064	64,738	103,046
Income taxes, net	(1,066)	3,952	2,698
Net cash provided by operating activities	105,774	73,031	119,586
Cash flows from investing activities:
Purchases of short-term investments	(221,111)	(1,038)	(55,691)
Proceeds from sale of short-term investments	281,741	896	10,644
Purchase of property, equipment and leasehold improvements	(6,465)	(33,756)	(141,274)
Payment for intangible assets acquired	(46,903)	(56,746)	(1,545)
Net cash provided by (used in) investing activities	7,262	(90,644)	(187,866)
Cash flows from financing activities:
Proceeds from loans payable, bank	4,325	—	—
Proceeds from issuance of long-term debt	—	52,492	157,382
Repayment of long-term debt	(28,800)	(19,861)	(43,056)
Proceeds from exercise of options	8,025	6,003	5,393
Purchase of subsidiary shares from noncontrolling interests	(1,027)	(4,403)	—
Dividends paid	(80,047)	(63,743)	(31,690)
Dividends paid to noncontrolling interests	(20,301)	(16,056)	(9,836)
Purchase of treasury stock	(15,389)	—	—
Net cash (used in) provided by financing activities	(133,214)	(45,568)	78,193
Effect of exchange rate changes on cash	3,927	(493)	(11,207)
Net decrease in cash and cash equivalents	(16,251)	(63,674)	(1,294)
Cash and cash equivalents – beginning of year	104,713	168,387	169,681
Cash and cash equivalents – end of year	$88,462	$104,713	$168,387
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$5,823	$2,987	$2,468
Income taxes	60,990	38,492	40,497

See accompanying notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Inter Parfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business and manufacture and distribute a wide array of prestige fragrances and fragrance related products.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Jimmy Choo, Montblanc, Coach and GUESS brand names. As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2023	2022	2021
Jimmy Choo	17%	18%	18%
Montblanc	17%	18%	19%
Coach	15%	15%	16%
GUESS	12%	12%	12%
Donna Karan/DKNY	7%	3%	—
Ferragamo	5%	5%	1%

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

Cash and Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company also has short-term investments which consist of marketable equity securities, certificates of deposit and other contracts with maturities greater than three months. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes its credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions. Substantially all cash and cash equivalents are primarily held at financial institutions outside the United States and are readily convertible into U.S. dollars.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for doubtful accounts or balances which are estimated to be uncollectible, which aggregated $2.1 million and $4.7 million as of December 31, 2023, and 2022, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

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

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives for furniture and equipment, which range between three and fifteen years. Depreciation on buildings and leasehold improvements is calculated using the straight-line method over the shorter of the lease term or estimated useful asset lives, which range between seven and fifty years. Depreciation provided on equipment used to produce inventory, such as tools and molds, is included in cost of sales.

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more-likely-than-not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 10.39% and 9.80% in 2023 and 2022, respectively. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(In thousands except share and per share data)

Intangible assets subject to amortization principally consist of licenses and are amortized on a straight-line basis over the shorter of the license term or estimated economic life, ranging from three to twenty years. Intangible assets subject to amortization are evaluated for impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted future cash flows is less than the carrying value of the intangible asset, an impairment charge would be recorded to reduce the intangible asset to its fair value.

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores and domestic and international wholesalers and distributors. Our revenue contracts represent single performance obligations to sell our products to customers. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The substantial majority of our revenue is recognized at a point in time when control of the promised goods is transferred to customers based on agreed upon shipping terms, which usually occurs upon delivery. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those goods. Net sales are comprised of gross revenues less incentives to customers such as returns, trade discounts and allowances, which give rise to variable consideration. The Company does not bill its customers’ freight and handling charges. All shipping and handling costs, which aggregated $14.2 million, $15.8 million and $10.0 million in 2023, 2022 and 2021, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. In 2023, Macys, our top retail customer, accounted for approximately 12% of net sales. No one customer represented 10% or more of net sales in 2022 and 2021.

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, for U.S. based customers, we allow returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we consider include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records its estimate of potential sales returns as a reduction of sales and cost of sales with corresponding entries to accrued expenses, to record the refund liability, and inventory, for the right to recover goods from the customer. The refund liability associated with estimated returns was $5.5 million and $8.6 million at December 31, 2023 and 2022, respectively, and the amounts recognized for the rights to recover products was $2.4 million and $3.2 million at December 31, 2023 and 2022, respectively. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $259.9 million, $212.4 million and $171.1 million for 2023, 2022 and 2021, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $52.3 million, $43.1 million and $36.9 million in 2023, 2022 and 2021, respectively.

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

License Agreements

The Company’s license agreements generally provide the Company with worldwide rights to manufacture, market and sell prestige fragrances and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 to 15 years and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, excluding potential renewal periods, range from approximately 1 to 12 years. Under each license, the Company is required to pay royalties in the range of 6% to 10% to the licensor, at least annually, based on net sales to third parties.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently enacted tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time. Accrued interest and penalties are included within the related tax asset or liability in the accompanying consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(In thousands except share and per share data)

Issuance of Common Stock by Consolidated Subsidiary

The difference between the Company’s share of the proceeds received by the subsidiary and the carrying amount of the portion of the Company’s investment deemed sold, is reflected as an equity adjustment in the consolidated balance sheets.

Treasury Stock

The Board of Directors has authorized share repurchases of the Company’s common stock (Share Repurchase Authorizations). Share repurchases under Share Repurchase Authorizations are made through open market transactions, negotiated purchase or otherwise, at times and in such amounts within the parameters authorized by the Board. Shares repurchased under Share Repurchase Authorizations are held in treasury for general corporate purposes, including issuances under various employee stock option plans. Treasury shares are accounted for under the cost method and reported as a reduction of equity. Share Repurchase Authorizations may be suspended, limited or terminated at any time without notice.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance and allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and shall be applied on a prospective basis with the option to apply retrospectively. We are currently evaluating the impact of adopting this ASU on our disclosures.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

Reclassifications

Certain prior year amounts in the accompanying notes to consolidated financial statements have been reclassified to conform with current period presentation.

Correction of Immaterial Misstatements in Prior Period Financial Statements

During the year ended December 31, 2023, the Company identified an error that caused an overstatement of line items on the previously reported consolidated statement of cash flows. The error does not impact any other consolidated financial statement included herein. Specifically, the error related to the timing of payments to Lacoste in accordance with the acquisition agreement of the Lacoste trademark in 2022 which required a payment in 2022 and an additional payment in 2023. In the 2022 consolidated statement of cash flow, the payment was reported to have been made in full during 2022. This error had no impact on net income or earnings per share for the year ended December 31, 2022. The impact of the error resulted in a movement of $42.1 million between “Change in Accounts payable and accrued expenses” within operating cash flows and “Payment for intangible assets acquired” within investing cash flows.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the impact was not material to any of our previously issued financial statements.

The following table presents a summary of the impact by financial statement line item of the corrections for the year ended December 31, 2022:

	For the Year Ended December 31, 2022
Consolidated Statement of Cash Flow	As previously reported	Adjustment	As revised
(in thousands)

Change in Accounts payable and accrued expenses	106,857	(42,119)	64,738
Net cash provided by operating activities	115,150	(42,119)	73,031

Payments for intangible assets acquired	(98,865)	42,119	(56,746)
Net cash used in investing activities	(132,763)	42,119	(90,644)

(2)	Impact of COVID-19 Pandemic

Our business has continued to significantly improve throughout 2021, 2022, and 2023 after the disastrous effects of the COVID-19 Pandemic starting in early 2020, as retail stores reopened, and consumers increased online purchasing. While the COVID-19 Pandemic had significantly restricted international travel, the travel retail business has picked up. We experienced significant strains on our supply chain causing disruptions affecting the procurement of components, the ability to transport goods, and related cost increases. These disruptions came at a time when demand for our product lines has never been stronger or more sustained. We have addressed this issue since the beginning of 2021, by ordering well in advance of need and in larger quantities. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. The supply chain bottlenecks are largely abated.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(In thousands except share and per share data)

(3)	Recent Agreements

Abercrombie & Fitch

In 2023, we announced our agreement to distribute Abercrombie & Fitch’s number one men’s fragrance, Fierce, in selected markets. The first phase of the agreement, which became effective on September 1, 2023, covers Fierce distribution in certain major markets, including Europe, Mexico and Australia. The second phase, which activated in February 2024, covers distribution in additional markets in Western Europe and Latin America, and may include other flankers of the Fierce family of products.

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

Lacoste

In December 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted for the production and distribution of Lacoste brand perfumes and cosmetics. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license became effective in January 2024 and will last for 15 years.

Dunhill

The Dunhill fragrance license expired on September 30, 2023 and was not renewed. The Company has now entered the twelve-month sell-off period during which it will maintain the right to sell-off remaining Dunhill fragrance inventory, which is customary in the fragrance industry. All usable components have been converted to finished goods, and any remaining components will be destroyed.

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

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business we took a $2.4 million impairment charge on our Rochas fashion trademark in the first quarter of 2021. In the fourth quarter of 2022, we again took a $6.8 million impairment charge on the Rochas fashion trademark after an independent expert concluded that the valuation of the trademark was $11.3 million. In 2023, the Rochas teams underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to make this new structure operational beginning in 2024. An independent expert concluded that the valuation based on this new business model would not require additional impairments.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(In thousands except share and per share data)

Land and Building Acquisition - Headquarters in Paris

In April 2021, Interparfums SA, our 72% owned French Subsidiary, completed the acquisition of its headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The purchase price included the complete renovation of the site. As of December 31, 2023, $154 million (€139 million) of the purchase price, including approximately $3.1 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying consolidated balance sheet. The purchase price has been allocated approximately $63.3 million to land and $90.7 million to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. As of December 31, 2023, there was no cash held in escrow included in property, equipment and leasehold improvements on the accompanying consolidated balance sheet.

The acquisition was financed by a 10-year €120 million (approximately $132.6 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

(4)	Inventories

Inventories consist of the following:

(In thousands)	December 31, 2023	December 31, 2022
Raw materials and component parts	$158,733	$146,772
Finished goods	213,126	143,212

	$371,859	$289,984

Overhead included in inventory aggregated $5.4 million and $3.4 million as of December 31, 2023 and 2022, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $21.5 million and $11.4 million as of December 31, 2023 and 2022, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(In thousands except share and per share data)

(5)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$94,304	$12,868	$80,614	$822
Interest rate swaps	3,909	—	3,909	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	359	—	359	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,533	—	1,533	—

Total Assets	$100,105	$12,868	$86,415	$822

		Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$150,833	$19,861	$130,174	$798
Interest rate swaps	6,758	—	6,758	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,189	—	1,189	—

	$158,780	$19,861	$138,121	$798
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	68	—	68	—

	$68	$—	$68	$—

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2023, 2022 and 2021

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

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $55.3 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in other comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $132.6 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial in each of the years in the three-year period ended December 31, 2023. Interest expense includes a loss of $2.8 million in 2023 and a gain of $6.3 million and $0.2 million in 2022 and 2021, respectively, resulting from an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The valuation of interest rate swaps is included in long-term debt on the accompanying consolidated balance sheets. The valuation of foreign currency forward exchange contracts at December 31, 2023 and December 31, 2022, resulted in an asset and is included in other current assets on the accompanying consolidated balance sheets.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2023, 2022 and 2021

 (In thousands except share and per share data)

At December 31, 2023, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $61.0 million and GB £2.5 million which all have maturities of less than one year.

(7)	Property, Equipment and Leasehold Improvements

	December 31,
	2023	2022
Land and Building (construction in progress)	$157,057	$148,137
Equipment	62,384	59,689
Leasehold improvements	2,364	2,293
	221,805	210,119
Less accumulated depreciation	52,583	43,397
	$169,222	$166,722

Depreciation expense was $9.8 million, $7.5 million and $4.4 million in 2023, 2022, and 2021, respectively.

(8)	Trademarks, Licenses and Other Intangible Assets

2023	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$108,760	$—	$108,760
Trademarks (finite lives)	42,752	66	42,686
Licenses (finite lives)	215,307	73,264	142,043
Other intangible assets (finite lives)	19,524	16,657	2,867
Subtotal	277,583	89,987	187,596
Total	$386,343	$89,987	$296,356

2022	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$105,022	$—	$105,022
Trademarks (finite lives)	41,267	64	41,203
Licenses (finite lives)	205,235	63,535	141,700
Other intangible assets (finite lives)	17,849	14,921	2,928
Subtotal	264,351	78,520	185,831
Total	$369,373	$78,520	$290,853

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2023, 2022 and 2021

 (In thousands except share and per share data)

Amortization expense was $7.5 million, $6.8 million and $5.9 million in 2023, 2022 and 2021, respectively. Amortization expense is expected to approximate $14.3 million in 2024, $13.6 million in 2025, $12.0 million in 2026, and $11.4 million in 2027 and 2028. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 14.3 years and 2.5 years, respectively, and 14 years on average.

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was an impairment charge for trademarks with indefinite useful lives of $0 million, $6.8 million and $2.4 million in 2023, 2022 and 2021, respectively, relating to our Rochas fashion business and an impairment charge for trademarks with indefinite useful lives of $0.9 million in 2022 relating to our Intimate trademark. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 10.39%, 9.80%, and 7.47% as of December 31, 2023, 2022 and 2021, respectively. The cash flow projections are based upon a number of assumptions, including, future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions it has made in projecting future cash flows for the evaluations described above are reasonable and currently no other impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks on July 1, 2027 for €70 million (approximately $77 million), representing the residual value, in accordance with an amendment signed in 2021. Because the residual value of the intangible asset exceeds its carrying value, the asset is not being amortized.

(9)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Advertising liabilities	$64,815	$42,338
Salary (including bonus and related taxes)	23,546	21,128
Royalties	27,477	26,532
Due vendors (not yet invoiced)	41,859	105,869
Retirement reserves	10,444	8,001
Refund (return) liability	5,507	8,604
Other	5,232	1,149
Total	$178,880	$213,621

(10)	Loans Payable – Banks

Loans payable – banks consist of the following:

The Company and its domestic subsidiaries have available a $25 million unsecured revolving line of credit due on demand, which bears interest at the daily Secured Overnight Financing Rate (“SOFR”) plus 2% (the SOFR was 5.3% as of December 31, 2023). The line of credit which has a maturity date of December 13, 2024, is expected to be renewed on an annual basis. Borrowings outstanding pursuant to lines of credit were zero as of December 31, 2023 and 2022.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2023, 2022 and 2021

 (In thousands except share and per share data)

The Company’s foreign subsidiaries have available credit lines totaling approximately $8 million provided by a consortium of international financial institutions. These credit lines bear interest at EURIBOR plus between 0.6% and 0.9% (EURIBOR was 3.96% at December 31, 2023). Borrowings outstanding pursuant to lines of credit were $4.4 million and $0 million as of December 31, 2023 and 2022.

The weighted average interest rate on short-term borrowings was 4.5% and 0% as of December 31, 2023 and 2022.

(11)	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2023	2022
$55.3 million payable in 48 equal monthly installments of $1.1 million beginning in December 2022, bearing interest at one-month Euribor plus 0.825%	$40,334	$52,061
$132.6 million payable in 120 equal monthly installments of $1.1 million beginning in April 2021, bearing interest at one-month Euribor plus 0.75%	95,576	104,758
$15.0 million payable in 14 equal annual installments of $1.1 million beginning in January 2020 including interest imputed at 4.1% per annum	9,172	9,890
$17 million payable in 10 equal annual installments of $1.7 million beginning in October 2021 including interest imputed at 2.0% per annum	12,402	13,332
	157,484	180,041
Less current maturities	29,587	28,547
Total	$127,897	$151,494

In December 2022, to finance Interparfums SA’s acquisition of the Lacoste trademark, the Company entered into a $55.3 million (€50 million) four-year loan agreement. The loan agreement bears interest at EURIBOR-1-month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

In April 2021, to finance the acquisition of Interparfums SA’s corporate headquarters, the Company entered into a $132.6 million (€120 million) ten-year credit agreement. Approximately $88.4 million (€80.0 million) of the variable rate debt was swapped for variable interest rate debt with maximum rate of 2% per annum. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Maturities of long-term debt subsequent to December 31, 2023 are approximately $29.6 million in 2024, $29.8 million in 2025, $28.6 million in 2026, $15.9 million in 2027, $15.9 million in 2028, and $37.7 million thereafter through 2033.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2023, 2022 and 2021

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

As of December 31, 2023, the weighted average remaining lease term was 5.1 years and the weighted average discount rate used to determine the operating lease liability was 3.0%. Rental expense related to operating leases was $5.8 million, $5.6 million, and $8.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Operating lease payments included in operating cash flows totaled $5.3 million, $4.8 million, and $7.5 million in 2023, 2022, and 2021, respectively. Noncash additions to operating lease assets in totaled $4.8 million, $0.3 million, and $12.2 million in 2023, 2022, and 2021, respectively.

Maturities of lease liabilities subsequent to December 31, 2023 are as follows:

(In thousands)

2024	$6,370
2025	6,031
2026	5,276
2027	5,389
2028	5,372
Thereafter	3,529
31,967
Less imputed interest (based on 3.0% weighted-average discount rate)	(1,499)
$30,468

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2023, 2022 and 2021

 (In thousands except share and per share data)

License Agreements

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2039. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

(In thousands)

2024	$288,005
2025	280,721
2026	251,718
2027	233,945
2028	243,286
Thereafter	1,055,918
$2,353,593

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2023, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $103.8 million, $87.0 million and $68.9 million, in 2023, 2022 and 2021, respectively, and represented 7.9%, 8.0% and 7.8% of net sales for the years ended December 31, 2023, 2022 and 2021, respectively.

(13)	Equity

Share-Based Payments

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested aggregated $1.2 million, $1.3 million and $1.4 million in 2023, 2022 and 2021, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	168,730	$16.31
Nonvested options granted	47,500	$35.08
Nonvested options vested or forfeited	(94,130)	$15.19
Nonvested options – end of year	122,100	$24.47

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2023	2022	2021
Income before income taxes	$2,525	$3,143	$2,850
Net income attributable to Inter Parfums, Inc.	1,700	2,036	1,880
Diluted earnings per share attributable to Inter Parfums, Inc.	0.05	0.06	0.06

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2023, 2022 and 2021

 (In thousands except share and per share data)

The following table summarizes stock option activity and related information for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023		2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option -beginning of year	441,580	$67.30	524,900	$57.58	713,210	$52.74
Options granted	47,500	147.71	62,000	97.84	9,000	62.18
Options exercised	(154,220)	52.04	(136,880)	43.86	(156,490)	34.46
Options forfeited	(25,890)	76.32	(8,440)	67.65	(40,820)	62.57
Shares under option - end of year	308,970	86.52	441,580	67.30	524,900	57.58

At December 31, 2023, options for 537,365 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $17.9 million as of December 31, 2023 and unrecognized compensation cost related to stock options outstanding aggregated $2.9 million, which will be recognized over the next five years.

The weighted average fair values of options granted by Inter Parfums, Inc. during 2023, 2022 and 2021 were $35.08, $20.36 and $11.35 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value.

The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2023	2022	2021
Weighted-average expected stock-price volatility	29%	26%	25%
Weighted-average expected option life	4.0 years	4.0 years	5.0 years
Weighted-average risk-free interest rate	3.8%	4.0%	0.4%
Weighted-average dividend yield	2.0%	2.4%	1.6%

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2023	2022	2021
Proceeds from stock options exercised	$8,025	$6,003	$5,393
Tax benefits	$1,150	$800	$1,300
Intrinsic value of stock options exercised	$11,578	$6,760	$7,800

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2023, 2022 and 2021

 (In thousands except share and per share data)

The following table summarizes additional stock option information as of December 31, 2023:

Exercise prices	Options outstanding	Options outstanding weighted average remaining contractual life	Options exercisable
$62.18 - $69.11	100,680	1.05 years	96,180
$73.09	104,790	2.00 years	79,490
$97.84	56,000	5.00 years	11,200
$147.71	47,500	6.00 years	—
Totals	308,970	2.85 years	186,870

As of December 31, 2023, the weighted average exercise price of options exercisable was $70.60 and the weighted average remaining contractual life of options exercisable is 1.67 years. The aggregate intrinsic value of options exercisable at December 31, 2023 is $13.7 million.

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

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of grant. The estimated number of shares to be distributed of 93,405 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.2 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

Similar to the December 2018 plan, in order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During the year ended December 31, 2023, the Company acquired 87,609 shares at an aggregate cost of $4.1 million.

All share purchases and issuances have been classified as equity transactions on the accompanying consolidated balance sheet.

Dividends

In February 2021, the Board of Directors authorized an annual dividend of $1.00, payable quarterly. In February 2022, the Board of Directors authorized a 100% increase in the annual dividend to $2.00 per share and in February 2023, the Board of Directors increased the annual dividend to $2.50 per share. In February 2024, the Board of Directors further increased the annual dividend to $3.00 per share. The next quarterly cash dividend of $0.75 per share is payable on March 29, 2024 to shareholders of record on March 15, 2024.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2023, 2022 and 2021

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
(In thousands except share and per share data)	2023	2022	2021

Numerator:
Net income attributable to Inter Parfums, Inc.	$152,654	$120,938	$87,411

Denominator:
Weighted average shares	31,994,328	31,859,417	31,676,796
Effect of dilutive securities:
Stock options	145,374	129,336	158,612
Denominator for diluted earnings per share	32,139,702	31,988,753	31,835,408

Earnings per share:
Net income attributable to Inter Parfums, Inc.
common shareholders:
Basic	$4.77	$3.80	$2.76
Diluted	4.75	3.78	2.75

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 0, 38,000, and 175,000 shares of common stock for 2023, 2022, and 2021, respectively.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(In thousands except share and per share data)

(15)	Segments and Geographic Areas

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European assets are located, and operations are primarily conducted, in France. Both European and United States based operations primarily represent the sale of prestige brand name fragrances.

Information on the Company’s operations by segments is as follows:

	Year ended December 31,
	2023	2022	2021
Net sales:
United States	$455,758	$342,644	$216,559
Europe	863,397	744,075	663,290
Eliminations of intercompany sales	(1,480)	(66)	(333)
	$1,317,675	$1,086,653	$879,516
Net income attributable to Inter Parfums, Inc.:
United States	$63,781	$43,745	$29,359
Europe	89,250	77,193	57,869
Eliminations	(377)	—	183
	$152,654	$120,938	$87,411
Depreciation and amortization expense including impairment loss:
United States	$6,517	$6,355	$3,835
Europe	10,814	16,184	8,863
	$17,331	$22,539	$12,698
Interest and investment income:
United States	$346	$66	$3
Europe	10,810	5,769	3,526
Eliminations	(427)	(349)	(126)
	$10,729	$5,486	$3,403
Interest expense:
United States	$1,351	$1,100	$636
Europe	10,329	2,848	2,315
Eliminations	(427)	(349)	(126)
	$11,253	$3,599	$2,825
Income tax expense:
United States	$15,180	$6,920	$5,336
Europe	46,763	36,262	35,607
Eliminations	(126)	—	49
	$61,817	$43,182	$40,992

	December 31,
	2023	2022	2021
Total assets:
United States	$344,341	$278,090	$247,703
Europe	1,066,684	1,052,004	931,735
Eliminations	(41,696)	(21,552)	(34,074)
	$1,369,329	$1,308,542	$1,145,364
Additions to long-lived assets:
United States	$1,277	$2,318	$2,711
Europe	5,188	31,438	138,563
	$6,465	$33,756	$141,274
Total long-lived assets:
United States	$57,372	$61,539	$63,094
Europe	436,819	423,999	334,033
	$494,191	$485,538	$397,127
Deferred tax assets:
United States	$2,175	$2,906	$870
Europe	12,244	8,253	7,066
Eliminations	126	—	—
	$14,545	$11,159	$7,936

United States export sales were approximately $230.5 million, $180.0 million and $133.4 million in 2023, 2022 and 2021, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2023	2022	2021
North America	$511,700	$421,000	$346,900
Europe	404,400	333,400	271,600
Asia	191,800	163,600	135,200
Middle East	107,300	87,800	61,000
Central and South America	92,700	69,900	56,400
Other	9,800	11,000	8,400

	$1,317,700	$1,086,700	$879,500

Consolidated net sales to customers in major countries are as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$493,200	$410,000	$344,100
France	$51,000	$44,800	$44,000
Russia	$50,100	$33,964	$43,400
United Kingdom	$47,500	$37,900	$38,500

(16)	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

The Company assessed its uncertain tax positions and determined that it has no material uncertain tax position at December 31, 2023.

The components of income before income taxes consist of the following:

	Year ended December 31,
	2023	2022	2021
U.S. operations	$78,962	$50,250	$34,742
Foreign operations	170,631	143,969	116,277

	$249,593	$194,219	$151,019

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(In thousands except share and per share data)

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$12,062	$6,829	$4,825
State and local	712	658	518
Foreign	52,186	39,458	36,164
	64,960	46,945	41,507
Deferred:
Federal	199	(802)	4
State and local	19	(49)	11
Foreign	(3,361)	(2,912)	(530)
	(3,143)	(3,763)	(515)
Total income tax expense	$61,817	$43,182	$40,992

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2023	2022
Net deferred tax assets:
Foreign net operating loss carry-forwards	$218	$554
Inventory and accounts receivable	3,138	3,880
Profit sharing	3,505	2,871
Stock option compensation	613	716
Effect of inventory profit elimination	10,957	9,342
Other	1,674	266
Total gross deferred tax assets, net	20,105	17,629
Valuation allowance	(296)	(554)
Net deferred tax assets	19,809	17,075
Deferred tax liabilities (long-term):
Building expenses	(1,327)	(1,356)
Trademarks and licenses	(2,238)	(2,160)
Unrealized gain on marketable equity securities	(1,044)	(1,745)
Other	(655)	(655)
Total deferred tax liabilities	(5,264)	(5,916)
Net deferred tax assets	$14,545	$11,159

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

(In thousands except share and per share data)

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

The Company estimated the effect of global intangible low-taxed income (“GILTI”) and has determined that it has no tax liability related to GILTI as of December 31, 2023, 2022 and 2021. The Company also estimated the effect of foreign derived intangible income (“FDII”) and recorded a tax benefit of approximately $2.4 million, $1.5 million and $0.9 million as of December 31, 2023, 2022 and 2021, respectively.

A tax audit of our Company’s French subsidiary was finalized in 2023 for the tax years 2020 and 2021. As a result of the audit’s conclusions, a one-time assessment of € 2.8 million ($3.1 million) is included in tax expense in the consolidated statements of income. The Company’s French subsidiary is no longer subject to foreign tax examination for years before 2022. At this point in time, the Company does not believe they will face any further assessments for tax years still open to audit.

The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2020.

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2023	2022	2021
Statutory rates	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	0.2	0.2	0.3
Windfall benefit from exercise of stock options	(0.4)	(0.4)	(0.9)
Benefit of Foreign Derived Intangible Income	(0.9)	(0.8)	(0.6)
Effect of foreign taxes greater than U.S. statutory rates	4.3	3.1	7.4
Other	0.6	(0.9)	(0.1)
Effective rates	24.8%	22.2%	27.1%

(17)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following:

	Year ended December 31,
	2023	2022	2021

Net derivative instruments, beginning of year	$1,709	$(992)	$—
Net derivative instrument (loss) gain, net of tax	(1,645)	2,701	(992)
Net derivative instruments, end of year	64	1,709	(992)

Cumulative translation adjustments, beginning of year	(57,765)	(37,440)	(5,997)
Translation adjustments	17,513	(20,325)	(31,443)
Cumulative translation adjustments, end of year	(40,252)	(57,765)	(37,440)

Accumulated other comprehensive loss	$(40,188)	$(56,056)	$(38,432)

(18)	Reconciliation of Cash and Cash Equivalents to the Statement of Cash Flows

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in millions) as of December 31, 2021:

December 31, 2021

Cash and cash equivalents	$159,613
Cash held in escrow included in other assets	8,774

Cash and cash equivalents per statement of cash flows	$168,387

(19)	Related Party Transactions

In 2023, a foreign subsidiary of Inter Parfums, Inc. began leasing office space and receiving consulting services from affiliates of the Company’s Chairman and principal stockholder. The Company incurred approximately $47,000 of expenses for these services in the year ended December 31, 2023.

Schedule II

INTER PARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2023	$4,690	(1,466)	(670)	(d)	450	(a)	2,104
Year ended December 31, 2022	$2,247	2,353	1,134	(d)	1,044	(a)	4,690
Year ended December 31, 2021	$5,550	877	(844)	(d)	3,336	(a)	2,247

Allowance for sales returns, net of inventory:
Year ended December 31, 2023	$5,410	3,071	—		4,783	(b)	3,698
Year ended December 31, 2022	$3,242	4,997	—		2,829	(b)	5,410
Year ended December 31, 2021	$2,242	3,042	—		2,042	(b)	3,242

Inventory reserve:
Year ended December 31, 2023	$11,431	10,284	476	(d)	948	(c)	21,243
Year ended December 31, 2022	$15,777	8,742	(378)	(d)	12,710	(c)	11,431
Year ended December 31, 2021	$9,371	8,217	7,041	(d)(e)	8,852	(c)	15,777

(a)	Write-off of bad debts.
(b)	Write-off of sales returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment
(e)	Inventory reserves acquired of $7,639

See accompanying reports of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inter Parfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: February 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors
Jean Madar	and Chief Executive Officer	February 27, 2024

/s/ Michel Atwood
Michel Atwood	Chief Financial Officer and Director	February 27, 2024

/s/ Philippe Benacin
Philippe Benacin	Director	February 26, 2024

/s/ Philippe Santi
Philippe Santi	Director	February 26, 2024

/s/ François Heilbronn
François Heilbronn	Director	February 26, 2024

/s/ Robert Bensoussan
Robert Bensoussan	Director	February 26, 2024

/s/ Veronique Gabai-Pinsky
Veronique Gabai-Pinsky	Director	February 26, 2024

/s/ Gilbert Harrison
Gilbert Harrison	Director	February 26, 2024

/s/ Gerard Kappauf
Gerard Kappauf	Director	February 26, 2024

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

Exhibit No.	Description
10.171	Amendment to Consulting Agreement for Jean Madar Holding SAS

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

The following document previously filed with the Commission is incorporated by reference to the Company’s Current Report on Form 8-K as filed on April 20, 2023:

Exhibit No.	Description
10.171-1	Amendment to Service Agreement (formerly Consulting Agreement) for Jean Madar Holding SAS

Exhibits Filed and Attached to this report:

The following documents are filed with this report, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023:

Exhibit No.	Description	Page Nos.
21	List of Subsidiaries	124

23	Consent of Mazars USA LLP	125

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	126

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	127

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	128

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	129