Form 10-Q
period 2024-03-31
INTER PARFUMS INC
filed 2024-05-07
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At May 7, 2024, there were 32,023,640 shares of common stock, par value $.001 per share, outstanding.

INTER PARFUMS, INC. AND SUBSIDIARIES

INTER PARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.	Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2023, included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands except share and per share data)

 (Unaudited)

ASSETS
	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$20,976	$88,462
Short-term investments	76,078	94,304
Accounts receivable, net	293,075	247,240
Inventories	400,209	371,859
Receivables, other	5,581	7,012
Other current assets	34,258	29,458
Income taxes receivable	2,490	691
Total current assets	832,667	839,026
Property, equipment and leasehold improvements, net	164,165	169,222
Right-of-use assets, net	26,980	28,613
Trademarks, licenses and other intangible assets, net	288,117	296,356
Deferred tax assets	15,726	14,545
Other assets	21,521	21,567
Total assets	$1,349,176	$1,369,329

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$8,324	$4,420
Current portion of long-term debt	29,027	29,587
Current portion of lease liabilities	5,928	5,951
Accounts payable – trade	106,219	97,409
Accrued expenses	135,660	178,880
Income taxes payable	17,300	8,498
Total current liabilities	302,458	324,745
Long–term debt, less current portion	115,926	127,897
Lease liabilities, less current portion	22,905	24,517

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 32,023,640 and 32,004,660 shares at March 31, 2024 and December 31, 2023, respectively	32	32
Additional paid-in capital	100,309	98,565
Retained earnings	711,043	693,848
Accumulated other comprehensive loss	(50,417)	(40,188)
Treasury stock, at cost, 9,981,665 and 9,981,665 shares at March 31, 2024 and December 31, 2023, respectively	(52,864)	(52,864)
Total Inter Parfums, Inc. shareholders’ equity	708,103	699,393
Noncontrolling interest	199,784	192,777
Total equity	907,887	892,170
Total liabilities and equity	$1,349,176	$1,369,329

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

 (Unaudited)

	Three Months Ended March 31,
	2024	2023

Net sales	$323,963	$311,723

Cost of sales	121,578	108,766

Gross margin	202,385	202,957

Selling, general and administrative expenses	134,412	112,678

Income from operations	67,973	90,279

Other expenses (income):
Interest expense	1,807	2,357
(Gain) loss on foreign currency	(905)	759
Interest and investment income	(3,020)	(5,382)
Other expense (income)	38	(41)

	(2,080)	(2,307)

Income before income taxes	70,053	92,586

Income taxes	16,750	21,678

Net income	53,303	70,908

Less: Net income attributable to the noncontrolling interest	12,255	16,840

Net income attributable to Inter Parfums, Inc.	$41,048	$54,068

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.28	$1.69
Diluted	$1.27	$1.68

Weighted average number of shares outstanding:
Basic	32,041	32,018
Diluted	32,266	32,159

Dividends declared per share	$0.75	$0.625

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Comprehensive income:

Net income	$53,303	$70,908

Other comprehensive income:

Net derivative instrument loss, net of tax	(956)	(4,166)

Transfer from OCI into earnings	64	1,709

Translation adjustments, net of tax	(14,582)	13,489

Comprehensive income	37,829	81,940

Comprehensive income attributable to the noncontrolling interests:

Net income	12,255	16,840

Other comprehensive income:

Net derivative instrument loss, net of tax	(228)	(206)

Translation adjustments, net of tax	(5,017)	3,622

Comprehensive income attributable to the noncontrolling interests	7,010	20,256

Comprehensive income attributable to Inter Parfums, Inc.	$30,819	$61,684

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023

Common stock, beginning and end of period	$32	$32

Additional paid-in capital, beginning of period	98,565	90,186
Shares issued upon exercise of stock options	1,326	4,929
Share-based compensation	261	314
Transfer of subsidiary shares purchased	157	—
Additional paid-in capital, end of period	100,309	95,429

Retained earnings, beginning of period	693,848	620,095
Net income	41,048	54,068
Dividends	(24,032)	(20,023)
Share-based compensation	179	300
Retained earnings, end of period	711,043	654,440

Accumulated other comprehensive loss, beginning of period	(40,188)	(56,056)
Foreign currency translation adjustment, net of tax	(9,565)	9,867
Transfer from other comprehensive income into earnings	64	1,709
Net derivative instrument loss, net of tax	(728)	(3,960)
Accumulated other comprehensive loss, end of period	(50,417)	(48,440)

Treasury stock, beginning of period	(52,864)	(37,475)
Shares repurchased	—	(5,580)
Treasury stock, end of period	(52,864)	(43,055)

Noncontrolling interest, beginning of period	192,777	171,364
Net income	12,255	16,840
Foreign currency translation adjustment, net of tax	(5,017)	3,622
Net derivative instrument loss, net of tax	(228)	(206)
Share-based compensation	154	54
Transfer of subsidiary shares purchased	(157)	—
Dividends	—	(473)
Noncontrolling interest, end of period	199,784	191,201

Total equity	$907,887	$849,607

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$53,303	$70,908
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,018	4,115
Provision for doubtful accounts	(153)	220
Noncash stock compensation	589	633
Share of income of equity investment	32	(41)
Noncash lease expense	1,485	1,324
Deferred tax provision	(1,461)	(1,188)
Change in fair value of derivatives	(24)	1,518
Changes in:
Accounts receivable	(50,436)	(42,670)
Inventories	(34,388)	(29,688)
Other assets	(5,245)	(5,640)
Operating lease liabilities	(1,468)	(1,293)
Accounts payable and accrued expenses	(27,736)	(23,327)
Income taxes, net	7,524	17,771

Net cash used in operating activities	(51,960)	(7,358)

Cash flows from investing activities:
Purchases of short-term investments	(59,619)	(42,835)
Proceeds from sale of short-term investments	74,905	107,045
Purchases of property, equipment and leasehold improvements	(1,059)	(2,415)
Payment for intangible assets acquired	(305)	(151)

Net cash provided by investing activities	13,922	61,644

Cash flows from financing activities:
Proceeds from loans payable, bank	4,000	—
Proceeds from issuance of long-term debt	—	17,989
Repayment of long-term debt	(9,425)	(9,397)
Proceeds from exercise of options	1,326	4,929
Dividends paid	(24,032)	(20,023)
Dividends paid to noncontrolling interest	—	(473)
Purchase of treasury stock	—	(5,580)

Net cash used in financing activities	(28,131)	(12,555)

Effect of exchange rate changes on cash	(1,317)	2,611

Net (decrease) increase in cash and cash equivalents	(67,486)	44,342

Cash and cash equivalents - beginning of period	88,462	104,713

Cash and cash equivalents - end of period	$20,976	$149,055

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,127	$1,563
Income taxes	10,479	4,816

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2023.

2.	Recent Agreements:

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

Roberto Cavalli

In July 2023, we closed a transaction agreement with Roberto Cavalli, whereby an exclusive and worldwide license was granted for the production and distribution of Roberto Cavalli brand perfumes and fragrance related products. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license became effective in July 2023 and will last for 6.5 years. We began shipping Roberto Cavalli perfumes and fragrance related products in February 2024.

Lacoste

In December 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted for the production and distribution of Lacoste brand perfumes and cosmetics. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license became effective in January 2024 and will last for 15 years. We began shipping Lacoste fragrances in January 2024.

Dunhill

The Dunhill fragrance license expired on September 30, 2023 and was not renewed. The Company has a twelve-month sell-off period during which it will maintain the right to sell-off remaining Dunhill fragrance inventory, which is customary in the fragrance industry. All usable components have been converted to finished goods, and any remaining components will be destroyed.

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business in prior years, we took a $2.4 million impairment charge and a $6.8 million impairment charge on our Rochas fashion trademark in the first quarter of 2021 and the fourth quarter of 2022, respectively. In 2023, the Rochas teams underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to make this new structure operational beginning in 2024. An independent expert concluded that the valuation based on this new business model would not require additional impairments as of December 31, 2023. There have been no triggering events in the first quarter of 2024 to require additional impairment analysis.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Land and Building Acquisition - Headquarters in Paris

In April 2021, Interparfums SA, our 72% owned French Subsidiary, completed the acquisition of its headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The purchase price included the complete renovation of the site. As of March 31, 2024, $151 million (€139 million) of the purchase price, including approximately $3.1 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying consolidated balance sheet. The purchase price has been allocated approximately $61.9 million (€57 million) to land and $88.8 million (€82 million) to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components. As of March 31, 2024, there was no cash held in escrow included in property, equipment and leasehold improvements on the accompanying consolidated balance sheet.

The acquisition was financed by a 10-year €120 million (approximately $129.7 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

3.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

4.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials and component parts	$178,678	$158,733
Finished goods	221,531	213,126

	$400,209	$371,859

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$76,078	$10,379	$65,699	$—
Interest rate swaps	4,096	—	4,096	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	395	—	395	—
Foreign currency forward exchange contracts accounted for using hedge accounting	305	$—	305	—

	$80,874	$10,379	$70,495	$—

		Fair Value Measurements at December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$94,304	$12,868	$80,614	$822
Interest rate swaps	3,909	—	3,909	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	359	—	359	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,533	—	1,533	—

	$100,105	$12,868	$86,415	$822

The carrying amount of cash and cash equivalents, short-term investments including money market funds and marketable equity securities, accounts receivable, other receivables, accounts payable and accrued expenses approximate fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to companies for debt with the same remaining maturities and is approximately equal to its carrying value.

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

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $54.1 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in other comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $129.7 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated statements of income. Such gains and losses were immaterial for both the three months ended March 31, 2024 and 2023.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The valuation of interest rate swaps is included in long-term debt on the accompanying consolidated balance sheets. The valuation of foreign currency forward exchange contracts at March 31, 2024, resulted in a net asset and is included in other current assets on the accompanying consolidated balance sheet.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At March 31, 2024, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $78.0 million and GB £4.7 million which all have maturities of less than one year.

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

As of March 31, 2024, the weighted average remaining lease term was 4.8 years and the weighted average discount rate used to determine the operating lease liability was 3%. Rental expense related to operating leases was $1.6 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. Operating lease payments included in operating cash flows totaled $1.5 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively. There were $0.2 million of noncash additions to operating lease assets for the three months ended March 31, 2024 and no noncash additions to operating lease assets for the three months ended March 31, 2023.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2024 and 2023 aggregated $0.04 million and $0.09 million, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	122,100	$24.47
Nonvested options granted	—	—
Nonvested options vested or forfeited	(3,140)	$11.86
Nonvested options – end of period	118,960	$24.80

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.59 million and $0.63 million for the three months ended March 31, 2024 and 2023, respectively, and decreased income attributable to Inter Parfums, Inc. by $0.39 million and $0.43 million for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes stock option information as of March 31, 2024:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2024	308,970	$86.52
Options forfeited	(140)	73.09
Options exercised	(18,980)	69.87

Outstanding at March 31, 2024	289,850	$87.62

Options exercisable	170,890	$70.60
Options available for future grants	537,505

As of March 31, 2024, the weighted average remaining contractual life of options outstanding is 2.69 years (0.5 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $15.7 million and $11.9 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $2.7 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2024 and 2023 were as follows:

(In thousands)	March 31, 2024	March 31, 2023

Cash proceeds from stock options exercised	$1,326	$4,929
Tax benefits	220	780
Intrinsic value of stock options exercised	1,375	5,403

There were no options granted during the three months ended March 31, 2024 and March 31, 2023.

Expected volatility is estimated based on historic volatility of the Company’s common stock. The expected term of the option is estimated based on historic data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors maintain its current payout ratio as a percentage of earnings.

In March 2022, Interparfums SA, our 72% owned French Subsidiary, approved a plan to grant an aggregate of 88,400 shares of its stock to all Interparfums SA employees and corporate officers having more than six months of employment at grant date, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2025.

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of grant. The estimated number of shares to be distributed of 93,612 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.2 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of March 31, 2024 the Company acquired 87,609 shares at an aggregate cost of $4.1 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
(In thousands)	March 31,
	2024	2023
Numerator:
Net income attributable to Inter Parfums, Inc.	$41,048	$54,068
Denominator:
Weighted average shares	32,041	32,018
Effect of dilutive securities:
Stock options	225	141
Denominator for diluted earnings per share	32,266	32,159

Earnings per share:
Net income attributable to Inter
Parfums, Inc. common shareholders:
Basic	$1.28	$1.69
Diluted	1.27	1.68

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.05 million shares of common stock for the three months ended March 31, 2024. There were no antidilutive potential common shares outstanding for the three months ended March 31, 2023.

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

Information on our operations by segments is as follows:

(In thousands)	Three months ended March 31,
	2024	2023
Net sales:
United States	$95,768	$81,454
Europe	230,957	230,269
Eliminations of intercompany sales	(2,762)	—

	$323,963	$311,723

Net income attributable to Inter Parfums, Inc.:
United States	$9,527	$10,343
Europe	32,685	43,725
Eliminations	(1,164)	—
	$41,048	$54,068

	March 31,	December 31,
	2024	2023
Total Assets:
United States	$337,876	$344,341
Europe	1,069,258	1,066,684
Eliminations	(57,958)	(41,696)
	$1,349,176	$1,369,329

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases, you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Inter Parfums’ annual report on Form 10-K for the fiscal year ended December 31, 2023, and the reports Inter Parfums files from time to time with the Securities and Exchange Commission (“SEC”). Inter Parfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 70% and 74% of net sales for the three months ended March 31, 2024 and 2023, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Moncler, Montblanc, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. Our exclusive and worldwide license for the production and distribution of Lacoste brand perfumes and cosmetics became effective in January 2024.

Through our United States based operations, we also market fragrance and fragrance related products. United States based operations represented 30% and 26% of net sales for the three months ended March 31, 2024 and 2023, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan, DKNY, Emanual Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Coach, Jimmy Choo, GUESS, Donna Karan/DKNY and Ferragamo brand names.

INTER PARFUMS, INC. AND SUBSIDIARIES

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Three Months Ended March 31,
	2024	2023

Montblanc	18%	20%
Coach	15%	15%
Jimmy Choo	15%	20%
GUESS	10%	9%
Donna Karan/DKNY	6%	4%
Ferragamo	3%	4%

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We primarily sell directly to retailers in France, the United States, and Italy.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, through new licenses, or other arrangements or outright acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling, as well as phasing out underperforming products, so we can devote greater resources to those products with greater potential. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year. The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received and stored directly at our third-party fillers or received at one of our distribution centers. For those components received at one of our distribution centers, based upon production needs, the components are subsequently sent to one of several third party fillers, which manufacture the finished product for us and then deliver them to one of our distribution centers.

As with any global business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share.

Our reported net sales are impacted by changes in foreign currency exchange rates. A strong U.S. dollar has a negative impact on our net sales. However, earnings are positively affected by a strong dollar, because greater than 50% of net sales of our European based operations are denominated in U.S. dollars, while almost all costs of our European based operations are incurred in euro. Conversely, a weak U.S. dollar has a favorable impact on our net sales while gross margins are negatively affected. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

INTER PARFUMS, INC. AND SUBSIDIARIES

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2023 Annual Report on Form 10-K filed with the SEC.

Results of Operations

Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

Net Sales:

	Three months ended March 31,
(in millions)	2024	2023	% Change

European based product sales	$231.0	$230.3	0.3%
United States based product sales	95.8	81.4	17.6%
Eliminations	(2.8)	—	—
	$324.0	$311.7	3.9%

Net sales for the three months ended March 31, 2024 increased 4% from the three months ended March 31, 2023. At comparable foreign currency exchange rates, net sales increased 3% from the first quarter of 2023. The average dollar/euro exchange rate for the current first quarter was 1.09 compared to 1.07 in the first quarter of 2023.

The current first quarter saw modest sales growth, as compared to the corresponding period of the prior year, largely due to the exceptional performance of both European and United States based operations in 2023.

For European based operations, Coach grew sales by 5% while Montblanc and Jimmy Choo saw decreases in sales of 5% and 23%, respectively, as compared to the corresponding period of the prior year. This was largely driven by the substantial increases in sales of Montblanc and Jimmy Choo in the first quarter of 2023 of 28% and 63%, respectively, as compared to the first quarter of 2022. During the first quarter of 2024, we began selling the Lacoste brand, which added $20 million in sales.

Sales by our United States based operations had a strong start growing 18% off a high 2023 base when first quarter sales had expanded 19%. This increase was driven by the addition and extension of Roberto Cavalli to our portfolio and double-digit growth for GUESS and Donna Karan/DKNY, following successful brand extensions and continued brand expansion.

INTER PARFUMS, INC. AND SUBSIDIARIES

During the first quarter of 2024, we debuted Montblanc Legend Blue, which contributed to the continued brand strength as our largest brand. Additionally, during the first quarter of 2024, we debuted the Donna Karan Cashmere Collection, which helped the brand to see double digit growth. Many of our mid-sized brands, including Van Cleef & Arpels, Kate Spade and MCM, also achieved double digit sales gains. Additionally, we introduced brand extensions within established lines for Abercrombie & Fitch and Anna Sui.

While our first quarter grew more moderately than the first quarter of 2023, we are confident in our future as we look forward to executing our plans for the remainder of 2024. Our brands are in high demand in a robust environment for the fragrance industry, and we have many exciting developments planned for the Company. We have a large number of brand extensions across many of our brands launching throughout the year, including a new flanker for the I Want Choo line planned for the second quarter of 2024, plus the first launch of an Interparfums developed blockbuster fragrance for Lacoste, later in the year. Additionally, there is a new flanker for Roberto Cavalli Signature and a new DKNY blockbuster fragrance planned for the second half of 2024. In sum, 2024 has all the earmarks of another superb year as the growth catalysts currently far outweigh the headwinds.

Net Sales to Customers by Region	Three months ended March 31,
(In millions)	2024	2023

North America	$108.1	$111.2
Western Europe	85.1	77.2
Asia/Pacific	51.8	46.0
Central and South America	34.4	26.2
Middle East and Africa	27.1	28.6
Eastern Europe	17.5	22.5
	$324.0	$311.7

First quarter sales in Western Europe rose 10%, followed by Asia/Pacific and Central and South America where comparable quarter sales in both regions increased 13% and 31%, respectively. Our sales in North America decreased slightly by 3% as the first quarter of 2023 saw large increases due to the new product launches previously discussed. While our sales in North America saw minimal decreases, the region is still strong and is our largest region across the Company. Additionally, our travel retail business is continuing to show signs of renewed life. Eastern Europe was adversely impacted by sourcing constraints in certain countries which resulted in sales shifting from the first quarter into the second quarter of 2024.

INTER PARFUMS, INC. AND SUBSIDIARIES

Gross Profit margin	Three months ended March 31,
(in millions)	2024	2023

European based operations
Net sales	$231.0	$230.3
Cost of sales	83.2	74.3
Gross margin	$147.8	$156.0
Gross margin as a % of net sales	64.0%	67.8%

United States based operations
Net sales	$95.8	$81.4
Cost of sales	39.6	34.5
Gross margin	$56.2	$46.9
Gross margin as a % of net sales	58.7%	57.6%

The Company’s gross profit margin as a percentage of net sales was 62.5% for the three months ended March 31, 2024 as compared to 65.1% for the three months ended March 31, 2023. The decrease was driven by unfavorable segment, geographic and channel mix, as well as increased trade spending to support our business in the absence of significant innovation. We also incurred slight cost inflation on the raw materials we purchased in 2023. We expect many of these adverse impacts to be non-recurring and should normalize over the balance of the year.

For European based operations, gross profit margin as a percentage of net sales was 64.0% and 67.8% in the first quarters of 2024 and 2023, respectively. European based operations were impacted by geographic and channel mix, as well as increased trade spending to support the business in the absence of significant new innovation in the first quarter of 2024. Additionally, cost inflation impacts on raw materials purchased in Europe were more significant as energy costs rose in the region. We expect many of these adverse impacts to be non-recurring and should normalize over the balance of the year.

For United States based operations, gross profit margin as a percentage of net sales was 58.7% and 57.6% in the first quarters of 2024 and 2023, respectively. Similar to 2023, gross margins continued to expand behind strong cost containment efforts as well as a more favorable brand and channel mix, as a higher portion of our sales are being sold directly to retailers as opposed to third-party distributors. Additionally, the significant increase in sales in the first quarter of 2024 allowed us to continue to absorb fixed expenses such as depreciation and point of sale expenses, as compared to the corresponding period of the prior year.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $2.5 million and $3.9 million for the three months ended March 31, 2024 and 2023, respectively, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold. The improvement in shipping and handling costs in the first quarter of 2024 as compared to corresponding period in 2023 was a direct benefit of lower transportation costs seen globally.

INTER PARFUMS, INC. AND SUBSIDIARIES

Selling, general and administrative expenses	Three months ended March 31,
(In millions)	2024	2023

European based operations
Selling, general and administrative expenses	$90.4	$77.3
Selling, general and administrative expenses as a percent of net sales	39.1%	33.6%

United States based operations
Selling, general and administrative expenses	$44.0	$35.4
Selling, general and administrative expenses as a percent of net sales	46.0%	43.5%

The Company’s selling, general and administrative expenses as a percentage of net sales was 41.5% for the three months ended March 31, 2024 as compared to 36.1% for the three months ended March 31, 2023. The increase was largely driven by increased spending on promotional and advertising activities in the first quarter of 2024 as compared to the prior year period. Additionally, starting in 2024, the Company began to amortize the cost of the Lacoste license which represented $1.6 million during the first quarter. These costs will be incurred quarterly over the remaining life of the license.

For European based operations, selling, general and administrative expenses increased 16.9% for the three months ended March 31, 2024, as compared to the corresponding period of the prior year, and represented 39.1% and 33.6% of net sales in the 2024 and 2023 periods, respectively. As discussed above, this increase is driven by increased promotion and advertising spending as well as the impact of the amortization of the Lacoste license. For United States based operations, selling, general and administrative expenses increased 24.5% for the three months ended March 31, 2024, as compared to the corresponding period of the prior year, and represented 46.0% and 43.5% of net sales in the 2024 and 2023 periods, respectively. As discussed in more detail below, these fluctuations are primarily from variations in promotion and advertising expenditures.

Promotion and advertising included in selling, general and administrative expenses aggregated $48.3 million and $35.2 million in the first quarters of 2024 and 2023, respectively, and represented 14.9% and 11.3% of net sales in the 2024 and 2023 periods, respectively. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have a beneficial effect on sales. Historically, the Company incurred the majority of our promotional and advertising expenditures in the second half of the year. Beginning in 2024, the Company implemented a strategy to increase spending in the first half of the year to better support and drive business growth throughout the year. Additionally, as the first quarter of 2024 saw a lighter innovation program than prior years, the Company focused on increasing promotional and advertising spending to support the continued success of our existing brands and to support the initial launch of our new brands, Lacoste and Roberto Cavalli. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. Long term, we continue to anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales.

Royalty expense included in selling, general and administrative expenses aggregated $27.2 million for the three months ended March 31, 2024, as compared to $24.1 million for the corresponding periods of the prior year. Royalty expense represented 8.4% and 7.7% of net sales for the three months ended March 31, 2024 and 2023, respectively. This increase was primarily driven by unfavorable brand mix.

INTER PARFUMS, INC. AND SUBSIDIARIES

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 21.0% and 29.0% for the three months ended March 31, 2024 and 2023, respectively.

Other Income and Expense

Interest expense is primarily related to the financing of brand and licensing acquisitions. In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a $54.1 million (€50 million) four-year loan agreement. The loan agreement bears interest at EURIBOR-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. Additionally, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year approximately $129.7 million (€120 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately $86.5 million (€80 million) of the variable rate debt was swapped for fixed interest rate debt with a maximum interest rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%. Long-term debt including current maturities aggregated $145.0 million and $157.5 million as of March 31, 2024 and December 31, 2023, respectively.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Greater than 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in the three months ended March 31, 2024 and 2023.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments. As of March 31, 2024, short-term investments include approximately $10.4 million of marketable equity securities of other companies in the luxury goods sector. In the first quarter of 2023, the Company sold marketable securities which generated a gain of $3.1 million. The Company purchased additional marketable securities throughout 2023 and in the first quarter of 2024, which generated unrealized gain of $0.9 million during the first quarter of 2024.

Income Taxes

Our consolidated effective tax rate was 23.9% and 23.4% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for European based operations was 25% for both the three months ended March 31, 2024 and 2023. The effective tax rate for United States based operations was 17.7% for the three months ended March 31, 2024, as compared to 12.7% for the corresponding period of the prior year. Our effective tax rate differs from the 21% statutory rate due to benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three Months Ended March 31,
	2024	2023
	(In thousands)

Net income attributable to European based operations	$44,940	$60,565
Net income attributable to United States based operations	9,527	10,343
Eliminations	(1,164)	—
Net income	53,303	70,908
Less: Net income attributable to the noncontrolling interest	12,255	16,840
Net income attributable to Inter Parfums, Inc.	$41,048	$54,068

Net income attributable to Inter Parfums, Inc. was $41.0 million for the three months ended March 31, 2024 as compared to $54.1 million for the corresponding period of the prior year.

Net income attributable to European based operations was $44.9 million and $60.6 million for the three months ended March 31, 2024 and 2023, respectively, while net income attributable to United States based operations was $9.5 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively. The significant fluctuations in net income for both European based operations and United States based operations are directly related to the previous discussions pertaining to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 27.3% and 27.8% of European based operations net income for the three months ended March 31, 2024 and 2023, respectively. Net profit margins attributable to Inter Parfums, Inc. as of March 31, 2024 and 2023 aggregated 12.7% and 17.3%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of March 31, 2024, we had $97 million in cash, cash equivalents and short-term investments, most of which are held in euro by our European based operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of March 31, 2024, working capital aggregated $530 million and we had a working capital ratio of 2.8 to 1. Approximately 79% of the Company’s total assets are held by European based operations, and approximately $248 million of trademarks, licenses and other intangible assets are also held by European based operations.

INTER PARFUMS, INC. AND SUBSIDIARIES

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2039. In connection with most of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 12 – Commitments in our 2023 annual report on Form 10-K, which is incorporated by reference herein. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2023, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In July 2023, we entered into a global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Roberto Cavalli brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect in July 2023, and we began shipping products in February 2024.

In December 2022, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Lacoste brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect and products started to ship in January 2024.

Cash used in operating activities aggregated $52.0 million and $7.4 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, working capital items used $111.7 million in cash from operating activities, as compared to $84.8 million in the 2023 period. Although from a cash flow perspective, accounts receivable is up 20% from year end 2023, the balance is reasonable based on first quarter 2024 record sales levels and seasonality of the business. Although day’s sales outstanding was 73 days, up from 71 days in the corresponding period of the prior year, we are still seeing strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels as of March 31, 2024 increased 9% from year end 2023 in support of our overall sales growth. Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold.

Cash flows provided by investing activities in 2024 reflect purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than three months, marketable equity securities and other contracts. At March 31, 2024, approximately $2.0 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

INTER PARFUMS, INC. AND SUBSIDIARIES

Cash flows used in financing activities in the first quarter of 2024 reflect issuances and repayments of debt and payment of dividends to stockholders.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2024, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2024 consist of a $25.0 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $8 million in credit lines provided by a consortium of international financial institutions. There was $8.3 million of short-term borrowings outstanding pursuant to these facilities as of March 31, 2024 and $18.0 million outstanding as of March 31, 2023.

In February 2023, the Board of Directors authorized an annual dividend of $2.50 per share. In February 2024, the Board of Directors further increased the annual dividend to $3.00 per share. The next quarterly cash dividend of $0.75 per share is payable on June 28, 2024, to shareholders of record on June 14, 2024.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did impact operating results for the three months ended March 31, 2024, as they resulted in slightly higher costs of inventory and were not fully offset by price increases we passed onto our respective customers or operating efficiencies.

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

At March 31, 2024, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $78.0 million and GB £4.7 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Inter Parfums, Inc. Purchase of Common Stock
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	0	n/a	0	130,000 shares
February 1-29	0	n/a	0	130,000 shares
March 1-31	0	n/a	0	130,000 shares
Total	0	n/a	0	130,000 shares

Item 5. Other Information

Item (c). During the first quarter of 2024, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

Items 1. Legal Proceedings, 1A. Risk Factors, 3. Defaults Upon Senior Securities and 4. Mine Safety Disclosures, are omitted as they are either not applicable or have been included in Part I.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of May 2024.

INTER PARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer