Form 10-Q
period 2024-06-30
INTER PARFUMS INC
filed 2024-08-06
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTER PARFUMS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At August 6, 2024, there were 32,024,280 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the three months ended June 30, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands except share and per share data)

 (Unaudited)

ASSETS
	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$38,973	$88,462
Short-term investments	37,735	94,304
Accounts receivable, net	299,375	247,240
Inventories	433,716	371,859
Receivables, other	5,050	7,012
Other current assets	23,620	29,458
Income taxes receivable	18,919	691
Total current assets	857,388	839,026
Property, equipment and leasehold improvements, net	161,064	169,222
Right-of-use assets, net	25,858	28,613
Trademarks, licenses and other intangible assets, net	282,379	296,356
Deferred tax assets	16,849	14,545
Other assets	20,454	21,567
Total assets	$1,363,992	$1,369,329

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$18,494	$4,420
Current portion of long-term debt	28,743	29,587
Current portion of lease liabilities	5,949	5,951
Accounts payable – trade	108,509	97,409
Accrued expenses	145,129	178,880
Income taxes payable	25,612	8,498
Total current liabilities	332,436	324,745
Long–term debt, less current portion	108,482	127,897
Lease liabilities, less current portion	21,868	24,517

Equity:
Inter Parfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 32,024,280 and 32,004,660 shares at June 30, 2024 and December 31, 2023, respectively	32	32
Additional paid-in capital	100,505	98,565
Retained earnings	724,268	693,848
Accumulated other comprehensive loss	(54,864)	(40,188)
Treasury stock, at cost, 9,981,665 and 9,981,665 shares at June 30, 2024 and December 31, 2023, respectively	(52,864)	(52,864)
Total Inter Parfums, Inc. shareholders’ equity	717,077	699,393
Noncontrolling interest	184,129	192,777
Total equity	901,206	892,170
Total liabilities and equity	$1,363,992	$1,369,329

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net sales	$342,229	$309,244	$666,192	$620,967

Cost of sales	121,472	120,840	243,050	229,606

Gross margin	220,757	188,404	423,142	391,361

Selling, general and administrative expenses	155,929	133,383	290,341	246,061

Income from operations	64,828	55,021	132,801	145,300

Other expenses (income):
Interest expense	1,941	2,276	3,748	4,633
Loss (gain) on foreign currency	634	(746)	(270)	13
Interest and investment loss (income)	1,076	(1,977)	(1,944)	(7,359)
Other income	(74)	(7)	(37)	(48)

	3,577	(454)	1,497	(2,761)

Income before income taxes	61,251	55,475	131,304	148,061

Income taxes	14,653	12,957	31,403	34,635

Net income	46,598	42,518	99,901	113,426

Less: Net income attributable to the noncontrolling interest	9,775	7,566	22,030	24,406

Net income attributable to Inter Parfums, Inc.	$36,823	$34,952	$77,871	$89,020

Earnings per share:

Net income attributable to Inter Parfums, Inc. common shareholders:
Basic	$1.15	$1.09	$2.43	$2.78
Diluted	$1.14	$1.09	$2.41	$2.77

Weighted average number of shares outstanding:
Basic	32,024	32,006	32,033	32,012
Diluted	32,266	32,162	32,266	32,161

Dividends declared per share	$0.75	$0.625	$1.50	$1.30

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Comprehensive income:

Net income	$46,598	$42,518	$99,901	$113,426

Other comprehensive income:

Net derivative instrument loss, net of tax	(216)	(77)	(1,172)	(4,243)

Transfer from OCI into earnings	(128)	—	(64)	1,709

Translation adjustments, net of tax	(5,912)	(454)	(20,494)	13,035

Comprehensive income	40,342	41,987	78,171	123,927

Comprehensive income attributable to the noncontrolling interests:

Net income	9,775	7,566	22,030	24,406

Other comprehensive income:

Net derivative instrument loss, net of tax	(94)	(21)	(322)	(227)

Translation adjustments, net of tax	(1,715)	(211)	(6,732)	3,411

Comprehensive income attributable to the noncontrolling interests	7,966	7,334	14,976	27,590

Comprehensive income attributable to Inter Parfums, Inc.	$32,376	$34,653	$63,195	$96,337

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Common stock, beginning and end of period	$32	$32	$32	$32

Additional paid-in capital, beginning of period	100,309	95,429	98,565	90,186
Shares issued upon exercise of stock options	44	262	1,370	5,191
Share-based compensation	260	310	521	624
Transfer of subsidiary shares purchased	(108)	(17)	49	(17)
Additional paid-in capital, end of period	100,505	95,984	100,505	95,984

Retained earnings, beginning of period	711,043	654,440	693,848	620,095
Net income	36,823	34,952	77,871	89,020
Dividends	(23,931)	(19,997)	(47,963)	(40,020)
Share-based compensation	333	293	512	593
Retained earnings, end of period	724,268	669,688	724,268	669,688

Accumulated other comprehensive loss, beginning of period	(50,417)	(48,440)	(40,188)	(56,056)
Foreign currency translation adjustment, net of tax	(4,197)	(243)	(13,762)	9,624
Transfer from other comprehensive income into earnings	(128)	—	(64)	1,709
Net derivative instrument loss, net of tax	(122)	(56)	(850)	(4,016)
Accumulated other comprehensive loss, end of period	(54,864)	(48,739)	(54,864)	(48,739)

Treasury stock, beginning of period	(52,864)	(43,055)	(52,864)	(37,475)
Shares repurchased	—	(5,709)	—	(11,289)
Treasury stock, end of period	(52,864)	(48,764)	(52,864)	(48,764)

Noncontrolling interest, beginning of period	199,784	191,201	192,777	171,364
Net income	9,775	7,566	22,030	24,406
Foreign currency translation adjustment, net of tax	(1,715)	(211)	(6,732)	3,411
Net derivative instrument loss, net of tax	(94)	(21)	(322)	(227)
Share-based (adjustment) compensation	(22)	43	132	97
Transfer of subsidiary shares purchased	108	(17)	(49)	(17)
Dividends	(23,707)	(19,828)	(23,707)	(20,301)
Noncontrolling interest, end of period	184,129	178,733	184,129	178,733

Total equity	$901,206	$846,934	$901,206	$846,934

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$99,901	$113,426
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,020	8,367
Provision for doubtful accounts	715	(650)
Noncash stock compensation	1,169	1,265
Share of income of equity investment	(70)	(48)
Noncash lease expense	3,006	2,620
Deferred tax provision	(2,721)	(2,987)
Change in fair value of derivatives	(299)	164
Changes in:
Accounts receivable	(59,603)	(35,181)
Inventories	(71,184)	(66,144)
Other assets	6,581	3,406
Operating lease liabilities	(2,873)	(2,579)
Accounts payable and accrued expenses	(12,664)	(23,425)
Income taxes, net	(437)	8,531

Net cash used in operating activities	(26,459)	6,765

Cash flows from investing activities:
Purchases of short-term investments	(80,879)	(97,079)
Proceeds from sale of short-term investments	134,078	138,061
Purchases of property, equipment and leasehold improvements	(2,122)	(3,202)
Payment for intangible assets acquired	(572)	(228)

Net cash provided by investing activities	50,505	37,552

Cash flows from financing activities:
Proceeds from loans payable, bank	14,244	4,947
Repayment of long-term debt	(15,956)	(15,958)
Proceeds from exercise of options	1,370	5,191
Dividends paid	(47,963)	(40,020)
Dividends paid to noncontrolling interest	(23,707)	(20,301)
Purchase of treasury stock	—	(11,289)

Net cash used in financing activities	(72,012)	(77,430)

Effect of exchange rate changes on cash	(1,523)	2,711

Net (decrease) increase in cash and cash equivalents	(49,489)	(30,402)

Cash and cash equivalents - beginning of period	88,462	104,713

Cash and cash equivalents - end of period	$38,973	$74,311

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4,264	$3,189
Income taxes	32,937	30,096

See notes to consolidated financial statements.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2023.

2.	Recent Agreements

Van Cleef & Arpels

In 2006, Van Cleef & Arpels and Interparfums SA signed a 12-year worldwide license agreement to manufacture and distribute perfumes and related products under the Van Cleef & Arpels brand name, which was subsequently extended for a further six years until December 31, 2024. Discussions have been underway since 2023 with a view to renewing the license agreement. The new agreement will strengthen the selective distribution of Van Cleef & Arpels fragrances worldwide. The license is to be renewed for an additional 9-year term, beginning January 1, 2025.

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

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business in prior years, we took a $2.4 million impairment charge and a $6.8 million impairment charge on our Rochas fashion trademark in the first quarter of 2021 and the fourth quarter of 2022, respectively. In 2023, the Rochas teams underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to make this new structure operational beginning in 2024. An independent expert concluded that the valuation based on this new business model would not require additional impairments as of December 31, 2023. There have been no triggering events in the first half of 2024 to require additional impairment analysis.

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

The purchase price included the complete renovation of the site. As of June 30, 2024, $149 million (€139 million) of the purchase price, including approximately $3 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying consolidated balance sheet. The purchase price has been allocated approximately $61.3 million (€57 million) to land and $87.9 million (€82 million) to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components.

The acquisition was financed by a 10-year €120 million (approximately $128.5 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

3.	Recent Accounting Pronouncements:

There are no recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

4.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
Raw materials and component parts	$174,887	$158,733
Finished goods	258,829	213,126

	$433,716	$371,859

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$37,735	$8,821	$28,914	$—
Interest rate swaps	3,949	—	3,949	—

	$41,684	$8,821	$32,863	$—
Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	$70	$—	$70	$—
Foreign currency forward exchange contracts accounted for using hedge accounting	48	—	48	—

	$118	$—	$118	$—

		Fair Value Measurements at December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$94,304	$12,868	$80,614	$822
Interest rate swaps	3,909	—	3,909	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	359	—	359	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,533	—	1,533	—

	$100,105	$12,868	$86,415	$822

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

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $53.5 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in other comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $128.5 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in loss (gain) on foreign currency on the accompanying consolidated statements of income. Such gains and losses were immaterial for both the six months ended June 30, 2024 and 2023.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The valuation of interest rate swaps is included in long-term debt on the accompanying consolidated balance sheets. The valuation of foreign currency forward exchange contracts at June 30, 2024, resulted in a net liability and is included in accrued expenses on the accompanying consolidated balance sheet.

At June 30, 2024, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately USD $48 million and GBP £11 million which all have maturities of less than one year.

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

As of June 30, 2024, the weighted average remaining lease term was 4.6 years and the weighted average discount rate used to determine the operating lease liability was 3%. Rental expense related to operating leases was $1.7 million and $3.3 million for the three and six months ended June 30, 2024, respectively, as compared to $1.5 million and $2.9 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $2.9 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively, and noncash additions to operating lease assets totaled $0.8 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the six months ended June 30, 2024 and 2023 aggregated $0.04 million and $0.10 million, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	122,100	$24.47
Nonvested options granted	—	—
Nonvested options vested or forfeited	(3,200)	$11.90
Nonvested options – end of period	118,900	$24.81

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.58 million and $1.17 million for the three and six months ended June 30, 2024 respectively, as compared to $0.63 million and $1.27 million for the corresponding periods of the prior year. and decreased income attributable to Inter Parfums, Inc. by $0.38 million and $0.77 million for the three and six months ended June 30, 2024 respectively.  as compared to $0.43 million and $0.86 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of June 30, 2024:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2024	308,970	$86.52
Options forfeited	(200)	73.09
Options exercised	(19,620)	69.81

Outstanding at June 30, 2024	289,150	$87.66

Options exercisable	170,250	$70.60
Options available for future grants	537,565

As of June 30, 2024, the weighted average remaining contractual life of options outstanding is 2.45 years (1.2 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $9.7 million and $7.7 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $2.0 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2024 and 2023 were as follows:

(In thousands)	June 30, 2024	June 30, 2023

Cash proceeds from stock options exercised	$1,370	$5,192
Tax benefits	224	840
Intrinsic value of stock options exercised	1,409	5,773

There were no options granted during the six months ended June 30, 2024 and June 30, 2023.

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

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of grant. The estimated number of shares to be distributed of 102,991 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.2 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

INTER PARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of June 30, 2024 the Company acquired 96,371 shares at an aggregate cost of $4.1 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Six months ended
(In thousands)	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Inter Parfums, Inc.	$36,823	$34,952	$77,871	$89,020
Denominator:
Weighted average shares	32,024	32,006	32,033	32,012
Effect of dilutive securities:
Stock options	242	156	233	149
Denominator for diluted earnings per share	32,266	32,162	32,266	32,161

Earnings per share:
Net income attributable to Inter
Parfums, Inc. common shareholders:
Basic	$1.15	$1.09	$2.43	$2.78
Diluted	1.14	1.09	2.41	2.77

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.05 million shares of common stock for the three and six months ended June 30, 2024. There were no antidilutive potential common shares outstanding for the three and six months ended June 30, 2023.

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

Information on our operations by segments is as follows:

(In thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales:
United States	$120,190	$111,436	$215,958	$192,890
Europe	226,016	197,808	456,974	428,077
Eliminations of intercompany sales	(3,977)	—	(6,740)	—

	$342,229	$309,244	$666,192	$620,967

Net income attributable to Inter Parfums, Inc.:
United States	$15,225	$15,567	$24,752	$25,910
Europe	23,412	19,385	56,097	63,110
Eliminations	(1,814)	—	(2,978)	—
	$36,823	$34,952	$77,871	$89,020

Eliminations of intercompany sales relate to European based operations products sold to United States based operations.

	June 30,	December 31,
	2024	2023
Total Assets:
United States	$360,665	$344,341
Europe	1,018,978	1,066,684
Eliminations	(15,651)	(41,696)
	$1,363,992	$1,369,329

INTER PARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 68% and 69% of net sales for the six months ended June 30, 2024 and 2023, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Moncler, Montblanc, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. Our exclusive and worldwide license for the production and distribution of Lacoste brand perfumes and cosmetics became effective in January 2024.

Through our United States based operations, we also market fragrance and fragrance related products. United States based operations represented 32% and 31% of net sales for the three months ended June 30, 2024 and 2023, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan, DKNY, Emanual Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Montblanc, Jimmy Choo, Coach, GUESS, Donna Karan/DKNY, Lacoste, and Ferragamo brand names.

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Six Months Ended June 30,
	2024	2023

Montblanc	17%	19%
Jimmy Choo	16%	15%
Coach	14%	18%
GUESS	11%	11%
Donna Karan/DKNY	6%	6%
Lacoste	6%	—
Ferragamo	4%	5%

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

As with any global business, many aspects of our operations are subject to influences outside our control. We believe we have a strong and well diversified brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments behind fast-growing markets and channels to grow market share.

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

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2023 Annual Report on Form 10-K filed with the SEC.

INTER PARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Six Months Ended June 30, 2024 as Compared to the Three and Six Months Ended June 30, 2023

Net Sales:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change

European based product sales	$226.0	$197.8	14.3%	$457.0	$428.1	6.8%
United States based product sales	120.2	111.5	7.9%	216.0	192.9	12.0%
Eliminations	(4.0)	—	—	(6.8)	—	—
	$342.2	$309.3	10.7%	$666.2	$621.0	7.3%

Net sales for the three months ended June 30, 2024 increased 10.7% from the three months ended June 30, 2023. At comparable foreign currency exchange rates, net sales increased 11.1% from the second quarter of 2023. The average dollar/euro exchange rate for the current second quarter was 1.08 compared to 1.09 in the second quarter of 2023, while the average dollar/euro exchange rate was 1.08 for both the six months ended June 30, 2024 and 2023. Net sales for the six months ended June 30, 2024 increased 7.3% as compared to the six months ended June 30, 2023.

Continuing the trend from the first quarter 2024, the current second quarter saw modest sales growth, as compared to the corresponding period of the prior year, largely due to the exceptional performance of both European and United States based operations in 2023 where net sales grew 26% compared to 2022.

For European based operations, Jimmy Choo grew sales by 31% while Montblanc and Coach saw decreases in sales of 3% and 5%, respectively, as compared to the corresponding period of the prior year. This was largely driven by the substantial increases in sales of Montblanc and Coach in the second quarter of 2023 of 16% and 28%, respectively, as compared to the second quarter of 2022. During the first quarter of 2024, we began selling the Lacoste brand, which added $39.5 million in sales during the first half of the year.

Sales by our United States based operations grew a modest 7.9% in the second quarter of 2024 off a high 2023 base when second quarter sales had expanded 42%. The addition and extension of Roberto Cavalli contributed to the continued growth in United States based operations. For the first half of 2024, we saw growth of 8% and 14% for GUESS and Donna Karan/DKNY, respectively, following successful and continued brand expansions.

During the second quarter of 2024, we debuted Montblanc Collection and Jimmy Choo I Want Choo Le Parfum, which contributed to the continued brand strength of our two largest brands. Additionally, during the second quarter of 2024, we debuted Coach Dreams Moonlight and Lacoste Original which helped drive continued success of established and new brands for our portfolio. We also debuted MCM Crush in the second quarter of 2024 helping MCM realize double digit growth from prior year. Many of our mid-sized brands, including Karl Lagerfeld and Rochas, also achieved double digit sales gains. Additionally, we introduced brand extensions within established lines for Ferragamo and Guess. For Ferragamo we enriched the Signorina line with the launch of Signorina Unica. In the second quarter we launched Guess Iconic and Guess Amore helping to grow one of our largest brands.

The second quarter growth was in line with expectations, and we are confident in our future as we look forward to executing our plans for the remainder of 2024. Our brands are in high demand in a robust environment for the fragrance industry, and we have many exciting developments planned for the Company. We have a large number of brand extensions across many of our brands launching throughout the year, plus the upcoming international expansion of Lacoste Original. Additionally, there is a new flanker for Roberto Cavalli Signature and a new DKNY blockbuster fragrance, DKNY 24/7, that launched in select markets at the end of the second quarter and will see full scale distribution in September 2024. In sum, 2024 has all the earmarks of another superb year as the growth catalysts currently far outweigh the headwinds.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Six Months Ended
(In millions)	June 30,
	2024	2023

North America	$229.7	$218.8
Western Europe	170.6	153.9
Asia/Pacific	104.8	98.5
Central and South America	59.2	46.9
Middle East and Africa	61.6	57.3
Eastern Europe	40.3	45.6
	$666.2	$621.0

In the first half of 2024, second quarter sales in our largest market, North America, rose 5%, followed by Western Europe and Asia/Pacific where comparable half year sales in both regions increased 11% and 6%, respectively. Our sales in Central and South America and the Middle East and Africa were also robust, up 26% and 8%, respectively. Additionally, our travel retail business is continuing to show signs of renewed life. Eastern Europe was adversely impacted by sourcing constraints in the first quarter, which showed signs of improvement during the second quarter 2024.

Gross Profit margin	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2024	2023	2024	2023

European based operations
Net sales	$226.0	$197.8	$457.0	$428.1
Cost of sales	70.6	73.1	153.8	147.4
Gross margin	$155.4	$124.7	$303.2	$280.7
Gross margin as a % of net sales	68.8%	63.0%	66.3%	65.6%

United States based operations
Net sales	$120.2	$111.5	$216.0	$192.9
Cost of sales	52.2	47.7	91.8	82.2
Gross margin	$68.0	$63.8	$124.2	$110.7
Gross margin as a % of net sales	56.5%	57.2%	57.5%	57.4%

The Company’s gross profit margin as a percentage of net sales was 64.5% and 63.5% for the three and six months ended June 30, 2024, respectively, as compared to 60.9% and 63.0% for the corresponding periods of the prior year. The increase was driven by favorable segment, geographic and channel mix, as well as certain one-time expenses related to inventory discussed further below. As expected,the adverse impacts experienced in the first quarter of 2024 related to cost inflation began to normalize in the second quarter. Excluding the one-time impacts related to the inventory reserves, gross margins would have decreased by approximately 50 basis points for the six months ended June 30, 2024 as compared to the corresponding period of the prior year.

For European based operations, gross profit margin as a percentage of net sales was 68.8% and 66.3% for the three and six months ended June 30, 2024, respectively, as compared to 63.0% and 65.6% for the corresponding periods of the prior year. European based operations were positively impacted by geographic and channel mix. The cost inflation impacts on raw materials purchased in Europe related to increased energy costs largely abated in second quarter. Excluding the one-time impacts related to the inventory reserves, gross margins would have decreased by approximately 70 basis points for the six months ended June 30, 2024 as compared to the corresponding period of the prior year.

INTER PARFUMS, INC. AND SUBSIDIARIES

For United States based operations, gross profit margin as a percentage of net sales was 56.5% and 57.5% for the three and six months ended June 30, 2024, respectively, as compared to 57.2% and 57.4% for the corresponding periods of the prior year. The decrease in the second quarter was driven by a slightly unfavorable brand mix, with gross margins remaining flat from the same half year period in the prior year.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $2.5 million and $5.0 million for the three and six months ended June 30, 2024, respectively, as compared to $3.6 million and $7.5 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold. The improvement in shipping and handling costs in the first half of 2024 as compared to corresponding period in 2023 was a direct benefit of lower transportation costs seen globally.

Selling, general and administrative expenses	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2024	2023	2024	2023

European based operations
Selling, general and administrative expenses	$108.1	$89.2	$198.5	$166.5
Selling, general and administrative expenses as a percent of net sales	47.8%	45.1%	43.4%	38.9%

United States based operations
Selling, general and administrative expenses	$47.9	$44.2	$91.9	$79.6
Selling, general and administrative expenses as a percent of net sales	39.8%	39.7%	42.5%	41.3%

The Company’s selling, general and administrative expenses as a percentage of net sales was 45.6% and 43.6% for the three and six months ended June 30, 2024 as compared to 43.1% and 39.6% for the three and six months ended June 30, 2023. The increase was largely driven by increased spending on promotional and advertising activities in both the second quarter and first half of 2024 as compared to the prior year periods. Additionally, starting in 2024, the Company began to amortize the cost of the Lacoste license which represented $3.2 million during the first half of the year. These costs will be incurred at approximately $1.6 million quarterly over the remaining life of the license.

For European based operations, selling, general and administrative expenses increased 21.2% and 19.2% for the three and six months ended June 30, 2024 as compared to the corresponding period of the prior year, and represented 47.8% and 43.4% of net sales for the three and six months ended June 30, 2024, respectively, as compared to 45.1% and 38.9% for the three and six months ended June 30, 2023, respectively. As discussed above, this increase is driven by increased promotion and advertising spending as well as the impact of the amortization of the Lacoste license. For United States based operations, selling, general and administrative expenses increased 8.2% and 15.4% for the three and six months ended June 30, 2024, as compared to the corresponding period of the prior year, and represented 39.8% and 42.5% of net sales for the three and six months ended June 30, 2024, respectively, as compared to 39.7% and 41.3% for the three and six months ended June 30, 2024, respectively. The increase was largely driven by continued investment in infrastructure and headcount to support the growth of the business.

Promotion and advertising included in selling, general and administrative expenses aggregated $66.4 million and $114.7 million for the three and six months ended June 30, 2024, respectively, as compared to $54.6 million and $89.8 million for the corresponding periods of the year and represented 19.4% and 17.2% of net sales for the three and six months ended June 30, 2024, respectively, as compared to 17.7% and 14.5% for the corresponding periods of the prior year.. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have a beneficial effect on sales. Historically, the Company incurred the majority of our promotional and advertising expenditures in the second half of the year. Beginning in 2024, the Company implemented a strategy to increase spending in the first half of the year to better support and drive business growth throughout the year. Additionally, as the second quarter of 2024 saw a lighter innovation program than prior years, the Company focused on increasing promotional and advertising spending to support the continued success of our existing brands and to support the initial launch of our new brands, Lacoste and Roberto Cavalli. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. Long term, we continue to anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales.

INTER PARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $27.0 million and $54.2 million for the three and six months ended June 30, 2024, respectively, as compared to $24.0 million and $48.1 million for the corresponding periods of the prior year. Royalty expense represented 7.9% and 8.1% of net sales for the three and six months ended June 30, 2024, respectively, as compared to 7.8% and 7.7% of net sales for the corresponding periods of the prior year. This increase was primarily driven by unfavorable brand mix.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 18.9% and 19.9% for the three and six months ended June 30, 2024, respectively, as compared to 17.8% and 23.4% for the corresponding periods of the prior year.

Other Income and Expense

Overall, other income and expense for the six months ended June 30, 2024, was $1.5 million as compared to a gain of $2.8 million in the corresponding prior year period. The main driver of the decrease was the one-time gain recognized in 2023 related to the sale of marketable securities discussed below.

Interest expense is primarily related to the financing of brand and licensing acquisitions. In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a $53.5 million (€50 million) four-year loan agreement. The loan agreement bears interest at EURIBOR-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. Additionally, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year approximately $128.5 million (€120 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately $85.6 million (€80 million) of the variable rate debt was swapped for fixed interest rate debt with a maximum interest rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%. Long-term debt including current maturities aggregated $137.2 million and $157.5 million as of June 30, 2024 and December 31, 2023, respectively.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Greater than 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in the three and six months ended June 30, 2024 and 2023.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments. As of June 30, 2024, short-term investments include approximately $8.8 million of marketable equity securities of other companies in the luxury goods sector. In the first quarter of 2023, the Company sold marketable securities which generated a gain of $3.1 million. The Company purchased additional marketable securities throughout 2023 and in the first half of 2024, resulting in an unrealized loss of $0.6 million for the first half of 2024.

Income Taxes

Our consolidated effective tax rate was 23.9% and 23.4% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate for European based operations was 25.0% for both the six months ended June 30, 2024 and 2023, while the effective tax rate for United States based operations was 19.9% for the six months ended June 30, 2024, as compared to 17.4% for the corresponding period of the prior year. Our effective tax rate for United States based operations differs from the 21% statutory rate in the United States as it is a blended rate across multiple jurisdictions and takes into account benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTER PARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2024	2023	2024	2023

Net income attributable to European based operations	$33,187	$26,950	$78,127	$87,515
Net income attributable to United States based operations	15,225	15,568	24,752	25,911
Eliminations	(1,814)	—	(2,978)	—
Net income	46,598	42,518	99,901	113,426
Less: Net income attributable to the noncontrolling interest	9,775	7,566	22,030	24,406
Net income attributable to Inter Parfums, Inc.	$36,823	$34,952	$77,871	$89,020

Net income attributable to Inter Parfums, Inc. was $36.8 million and $77.9 million for the three and six months ended June 30, 2024, respectively, as compared to $35.0 million and $89.0 million for the corresponding periods of the prior year.

Net income attributable to European based operations was $33.2 million and $78.1 million for the three and six months ended June 30, 2024, respectively, as compared to $27.0 million and $87.5 million for the corresponding periods of the prior year, while net income attributable to United States based operations was $15.2 million and $24.8 million for the three and six months ended June 30, 2024, respectively, as compared to $15.6 million and $25.9 million for the corresponding periods of the prior year. The significant fluctuations in net income for both European based operations and United States based operations are directly related to the previous discussions pertaining to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 28% of European based operations net income for both the six months ended June 30, 2024 and 2023. Net profit margins attributable to Inter Parfums, Inc. as of June 30, 2024 and 2023 aggregated 11.7% and 14.3%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of June 30, 2024, we had $77 million in cash, cash equivalents and short-term investments, most of which are held in euro by our European based operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of June 30, 2024, working capital aggregated $525 million. Approximately 75% of the Company’s total assets are held by European based operations, and approximately $244 million of trademarks, licenses and other intangible assets are also held by European based operations.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Discussions have been underway since 2023 with a view to renewing the Van Cleef & Arpels license agreement. The license is to be renewed for an additional 9-year term, beginning January 1, 2025. In July 2023, we entered into a global licensing agreement for the creation, development and distribution of fragrances and fragrance-related products under the Roberto Cavalli brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect in July 2023, and we began shipping products in February 2024.

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

Cash used in operating activities aggregated $26.5 million for the six months ended June 30, 2024 and cash provided by operating activities aggregated $6.8 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, working capital items used $140.2 million in cash from operating activities, as compared to $115.4 million in the 2023 period. Although from a cash flow perspective accounts receivables are up 24% from year end 2023, the balance is reasonable based on second quarter 2024 record sales levels and seasonality of the business. Although day’s sales outstanding was 72 days, up from 65 days in the corresponding period of the prior year, we are down from 73 days at the end of the first quarter of 2024, are still seeing strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels as of June 30, 2024 increased 19% from year end 2023 in support of our overall sales growth as well as the building up of inventory related to the inclusion of the Lacoste and Roberto Cavalli licenses which require large inventory needs to support the launches of these brands. Additionally, as we are working to manage down our inventory levels, we have seen increased conversion of raw materials into finished goods resulting in finished goods making up 60% of our inventory levels at June 30, 2024 as compared to 52% at June 30, 2023.  Since 2021, we have strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold.

Cash flows provided by investing activities in 2024 reflect purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than three months, marketable equity securities and other contracts. At June 30, 2024, approximately $2.0 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5.0 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Cash flows used in financing activities in the first half of 2024 reflect issuances and repayments of debt and payment of dividends to stockholders.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2024, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2024 consist of a $25 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $8 million in credit lines provided by a consortium of international financial institutions. There was $18.5 million of short-term borrowings outstanding pursuant to these facilities as of June 30, 2024 and $5 million outstanding as of June 30, 2023.

In February 2023, the Board of Directors authorized an annual dividend of $2.50 per share. In February 2024, the Board of Directors further increased the annual dividend to $3.00 per share. The next quarterly cash dividend of $0.75 per share is payable on September 30, 2024, to shareholders of record on September 13, 2024.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the United States and foreign countries in which we operate did impact operating results for the six months ended June 30, 2024, as they resulted in slightly higher costs of inventory and were not fully offset by price increases we passed onto our respective customers or operating efficiencies.

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

At June 30, 2024, we had foreign currency contracts in the form of forward exchange contracts of approximately USD $48 million and GBP £11 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Part II. Other Information

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Inter Parfums, Inc. Purchase of Common Stock
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30	0	n/a	0	130,000 shares
May 1-31	0	n/a	0	130,000 shares
June 1-30	0	n/a	0	130,000 shares
Total	0	n/a	0	130,000 shares

Item 5. Other Information

Item (c). During the Second quarter of 2024, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

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

INTER PARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of August 2024.

INTER PARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer