Form 10-Q
period 2024-09-30
INTERPARFUMS INC
filed 2024-11-06
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTERPARFUMS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 6, 2024, there were 32,030,280 shares of common stock, par value $.001 per share, outstanding.

INTERPARFUMS, INC. AND SUBSIDIARIES

INTERPARFUMS, INC. AND SUBSIDIARIES

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

The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands except share and per share data)

 (Unaudited)

ASSETS
	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$78,419	$88,462
Short-term investments	78,783	94,304
Accounts receivable, net	354,175	247,240
Inventories	412,758	371,859
Receivables, other	4,984	7,012
Other current assets	26,788	29,458
Income taxes receivable	533	691
Total current assets	956,440	839,026
Property, equipment and leasehold improvements, net	166,435	169,222
Right-of-use assets, net	25,471	28,613
Trademarks, licenses and other intangible assets, net	290,864	296,356
Deferred tax assets	19,742	14,545
Other assets	21,648	21,567
Total assets	$1,480,600	$1,369,329

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$8,957	$4,420
Current portion of long-term debt	44,538	29,587
Current portion of lease liabilities	6,189	5,951
Accounts payable – trade	96,578	97,409
Accrued expenses	166,156	178,880
Income taxes payable	17,164	8,498
Total current liabilities	339,582	324,745
Long–term debt, less current portion	134,585	127,897
Lease liabilities, less current portion	21,304	24,517

Equity:
Interparfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 32,029,580 and 32,004,660 shares at September 30, 2024 and December 31, 2023, respectively	32	32
Additional paid-in capital	101,123	98,565
Retained earnings	762,826	693,848
Accumulated other comprehensive loss	(32,641)	(40,188)
Treasury stock, at cost, 9,981,665 and 9,981,665 shares at September 30, 2024 and December 31, 2023, respectively	(52,864)	(52,864)
Total Interparfums, Inc. shareholders’ equity	778,476	699,393
Noncontrolling interest	206,653	192,777
Total equity	985,129	892,170
Total liabilities and equity	$1,480,600	$1,369,329

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net sales	$424,629	$367,969	$1,090,821	$988,936

Cost of sales	153,469	132,962	396,519	362,568

Gross margin	271,160	235,007	694,302	626,368

Selling, general and administrative expenses	165,166	147,805	455,506	393,866

Income from operations	105,994	87,202	238,796	232,502

Other expenses (income):
Interest expense	1,978	2,397	5,726	7,030
Loss (gain) on foreign currency	3,355	(669)	3,085	(656)
Interest and investment loss (income)	254	(1,062)	(1,690)	(8,421)
Other loss (income)	1	(77)	(35)	(125)

	5,588	589	7,086	(2,172)

Income before income taxes	100,406	86,613	231,710	234,674

Income taxes	23,571	20,493	54,974	55,128

Net income	76,835	66,120	176,736	179,546

Less: Net income attributable to the noncontrolling interest	14,576	12,906	36,606	37,312

Net income attributable to Interparfums, Inc.	$62,259	$53,214	$140,130	$142,234

Earnings per share:

Net income attributable to Interparfums, Inc. common shareholders:
Basic	$1.94	$1.66	$4.37	$4.44
Diluted	$1.93	$1.66	$4.34	$4.42

Weighted average number of shares outstanding:
Basic	32,026	31,976	32,030	32,000
Diluted	32,266	32,124	32,266	32,149

Dividends declared per share	$0.750	$0.625	$2.250	$1.875

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Comprehensive income:

Net income	$76,835	$66,120	$176,736	$179,546

Other comprehensive income:

Net derivative instrument loss, net of tax	(239)	(363)	(1,411)	(4,606)

Transfer from OCI into earnings	—	—	(64)	1,709

Translation adjustments, net of tax	31,385	(15,692)	10,891	(2,657)

Comprehensive income	107,981	50,065	186,152	173,992

Comprehensive income attributable to the noncontrolling interests:

Net income	14,576	12,906	36,606	37,312

Other comprehensive income:

Net derivative instrument loss, net of tax	(66)	(100)	(388)	(327)

Translation adjustments, net of tax	8,989	(4,892)	2,257	(1,481)

Comprehensive income attributable to the noncontrolling interests	23,499	7,914	38,475	35,504

Comprehensive income attributable to Interparfums, Inc.	$84,482	$42,151	$147,677	$138,488

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Common stock, beginning and end of period	$32	$32	$32	$32

Additional paid-in capital, beginning of period	100,505	95,984	98,565	90,186
Shares issued upon exercise of stock options	359	332	1,729	5,523
Share-based compensation	259	311	780	935
Transfer of subsidiary shares purchased	—	(875)	49	(892)
Additional paid-in capital, end of period	101,123	95,752	101,123	95,752

Retained earnings, beginning of period	724,268	669,688	693,848	620,095
Net income	62,259	53,214	140,130	142,234
Dividends	(24,022)	(20,038)	(71,985)	(60,058)
Share-based compensation	321	227	833	820
Retained earnings, end of period	762,826	703,091	762,826	703,091

Accumulated other comprehensive loss, beginning of period	(54,864)	(48,739)	(40,188)	(56,056)
Foreign currency translation adjustment, net of tax	22,396	(10,800)	8,634	(1,176)
Transfer from other comprehensive income into earnings	—	—	(64)	1,709
Net derivative instrument loss, net of tax	(173)	(263)	(1,023)	(4,279)
Accumulated other comprehensive loss, end of period	(32,641)	(59,802)	(32,641)	(59,802)

Treasury stock, beginning of period	(52,864)	(48,764)	(52,864)	(37,475)
Shares repurchased	—	—	—	(11,289)
Treasury stock, end of period	(52,864)	(48,764)	(52,864)	(48,764)

Noncontrolling interest, beginning of period	184,129	178,733	192,777	171,364
Net income	14,576	12,906	36,606	37,312
Foreign currency translation adjustment, net of tax	8,989	(4,892)	2,257	(1,481)
Net derivative instrument loss, net of tax	(66)	(100)	(388)	(327)
Share-based compensation	47	36	179	133
Transfer of subsidiary shares purchased	—	(125)	(49)	(142)
Dividends	(1,022)	—	(24,729)	(20,301)
Noncontrolling interest, end of period	206,653	186,558	206,653	186,558

Total equity	$985,129	$876,867	$985,129	$876,867

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$176,736	$179,546
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,201	12,781
Provision for doubtful accounts	613	(560)
Noncash stock compensation	1,768	1,887
Share of income of equity investment	(109)	(125)
Noncash lease expense	4,533	4,163
Deferred tax provision	(4,909)	(5,075)
Change in fair value of derivatives	(153)	740
Changes in:
Accounts receivable	(102,576)	(96,076)
Inventories	(35,237)	(76,786)
Other assets	3,770	3,077
Operating lease liabilities	(4,378)	(4,044)
Accounts payable and accrued expenses	(17,571)	(10,919)
Income taxes, net	8,993	15,669

Net cash provided by operating activities	49,681	24,278

Cash flows from investing activities:
Purchases of short-term investments	(146,868)	(145,427)
Proceeds from sale of short-term investments	162,176	192,568
Purchases of property, equipment and leasehold improvements	(2,889)	(4,574)
Payment for intangible assets acquired	(850)	(2,063)

Net cash provided by investing activities	11,569	40,504

Cash flows from financing activities:
Proceeds from loans payable, bank	4,348	4,501
Proceeds from issuance of long-term debt	43,484	13,680
Repayment of long-term debt	(24,781)	(22,527)
Proceeds from exercise of options	1,729	5,523
Dividends paid	(71,985)	(60,058)
Dividends paid to noncontrolling interest	(24,729)	(20,301)
Purchase of treasury stock	—	(11,289)

Net cash used in financing activities	(71,934)	(90,471)

Effect of exchange rate changes on cash	641	740

Net decrease in cash and cash equivalents	(10,043)	(24,949)

Cash and cash equivalents - beginning of period	88,462	104,713

Cash and cash equivalents - end of period	$78,419	$79,764

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$6,578	$4,659
Income taxes	48,643	44,693

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

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

Dunhill

The Dunhill fragrance license expired on September 30, 2023 and was not renewed. The Company had a twelve-month sell-off period during which it maintained the right to sell-off remaining Dunhill fragrance inventory, which is customary in the fragrance industry. As of September 30, 2024, all finished goods and components have been sold and we no longer carry any inventory related to Dunhill.

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business in prior years, we took a $2.4 million impairment charge and a $6.8 million impairment charge on our Rochas Fashion trademark in the first quarter of 2021 and the fourth quarter of 2022, respectively, resulting in a net book value for the trademark of $11.9 million. In 2023, the Rochas team underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to make this new structure operational beginning in 2024. Management has reviewed and agreed with an independent expert's conclusion that the valuation based on this new business model would not require additional impairments as of December 31, 2023. There have been no triggering events through September 30, 2024 to require additional impairment analysis.

INTERPARFUMS, INC. AND SUBSIDIARIES

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

The purchase price included the complete renovation of the site. As of September 30, 2024, $156 million (€139 million) of the purchase price, including approximately $3 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying consolidated balance sheet. The purchase price has been allocated approximately $64.1 million (€57 million) to land and $91.9 million (€82 million) to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components.

The acquisition was financed by a 10-year €120 million (approximately $134.4 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
Raw materials and component parts	$152,302	$158,733
Finished goods	260,456	213,126

	$412,758	$371,859

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$78,783	$8,940	$69,843	$—
Interest rate swaps	2,462	—	2,462	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	225	—	225	—

	$81,470	$8,940	$72,530	$—
Liabilities:
Foreign currency forward exchange contracts accounted for using hedge accounting	216	—	216	—

	$216	$—	$216	$—

		Fair Value Measurements at December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$94,304	$12,868	$80,614	$822
Interest rate swaps	3,909	—	3,909	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	359	—	359	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,533	—	1,533	—

	$100,105	$12,868	$86,415	$822

INTERPARFUMS, INC. AND SUBSIDIARIES

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

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $56 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in other comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $134.4 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in loss (gain) on foreign currency on the accompanying consolidated statements of income. Such gains and losses were immaterial for the three and nine months ended September 30, 2024 and 2023, respectively.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The valuation of interest rate swaps is included in long-term debt on the accompanying consolidated balance sheet. The valuation of foreign currency forward exchange contracts at September 30, 2024, resulted in a net asset and is included in other current assets on the accompanying consolidated balance sheet.

At September 30, 2024, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately USD $21 million and GBP £7 million which all have maturities of less than one year.

INTERPARFUMS, INC. AND SUBSIDIARIES

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

As of September 30, 2024, the weighted average remaining lease term was 4.2 years and the weighted average discount rate used to determine the operating lease liability was 3%. Rental expense related to operating leases was $1.6 million and $4.9 million for the three and nine months ended September 30, 2024, respectively, as compared to $1.5 million and $4.5 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $4.4 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively, and noncash additions to operating lease assets totaled $1.2 million and $5.7 million for the nine months ended September 30, 2024 and 2023, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the nine months ended September 30, 2024 and 2023 aggregated $0.04 million and $0.10 million, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	122,100	$24.47
Nonvested options granted	—	—
Nonvested options vested or forfeited	(3,380)	$12.02
Nonvested options – end of period	118,720	$24.83

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.60 million and $1.77 million for the three and nine months ended September 30, 2024 respectively, as compared to $0.62 million and $1.89 million for the corresponding periods of the prior year, and decreased income attributable to Interparfums, Inc. by $0.4 million and $1.17 million for the three and nine months ended September 30, 2024 respectively, as compared to $0.41 million and $1.27 million for the corresponding periods of the prior year.

The following table summarizes stock option information as of September 30, 2024:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2024	308,970	$86.52
Options forfeited	(380)	73.09
Options exercised	(24,920)	69.39

Outstanding at September 30, 2024	283,670	$88.04

Options exercisable	164,950	$70.69
Options available for future grants	537,745

As of September 30, 2024, the weighted average remaining contractual life of options outstanding is 2.23 years (0.96 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $12.6 million and $9.7 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $2.2 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2024 and 2023 were as follows:

(In thousands)	September 30, 2024	September 30, 2023

Cash proceeds from stock options exercised	$1,729	$5,523
Tax benefits	272	900
Intrinsic value of stock options exercised	1,721	6,135

There were no options granted during the nine months ended September 30, 2024 and September 30, 2023.

Expected volatility is estimated based on historic volatility of the Company’s common stock. The expected term of the option is estimated based on historical data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors maintain its current payout ratio as a percentage of earnings.

In March 2022, Interparfums SA, our 72% owned French Subsidiary, approved a plan to grant an aggregate of 88,400 shares of its stock to all Interparfums SA employees and corporate officers having more than six months of employment at grant date, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2025.

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of grant. The estimated number of shares to be distributed of 103,409 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.2 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of September 30, 2024 the Company acquired 96,371 shares at an aggregate cost of $4.1 million.

All share purchases and issuances have been classified as equity transactions on the accompanying balance sheet.

9.	Net Income Attributable to Interparfums, Inc. Common Shareholders:

Net income attributable to Interparfums, Inc. per common share (“basic EPS”) is computed by dividing net income attributable to Interparfums, Inc. by the weighted average number of shares outstanding. Net income attributable to Interparfums, Inc. per share assuming dilution (“diluted EPS”), is computed using the weighted average number of shares outstanding, plus the incremental shares outstanding assuming the exercise of dilutive stock options using the treasury stock method.

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Nine months ended
(In thousands)	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Interparfums, Inc.	$62,259	$53,214	$140,130	$142,234
Denominator:
Weighted average shares	32,026	31,976	32,030	32,000
Effect of dilutive securities:
Stock options	240	148	236	149
Denominator for diluted earnings per share	32,266	32,124	32,266	32,149

Earnings per share:
Net income attributable to
Interparfums, Inc. common shareholders:
Basic	$1.94	$1.66	$4.37	$4.44
Diluted	$1.93	$1.66	$4.34	$4.42

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.05 million shares of common stock for the three and nine months ended September 30, 2024. There were no antidilutive potential common shares outstanding for the three and nine months ended September 30, 2023.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Segment and Geographic Areas:

The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. For European based operations, assets and business operations are primarily conducted in France, and include the results and assets of Interparfums Luxury Brands, Inc., located in the United States. For Unites States based operations, assets and business operations are primarily conducted in the United States, and include the results and assets of Interparfums Italia Srl, located in Italy. Both European based operations and United States based operations primarily represent the sale of prestige brand name fragrances.

Information on our operations by segments is as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales:
United States	$146,101	$134,469	$362,059	$327,359
Europe	282,481	233,500	739,454	661,577
Eliminations of intercompany sales	(3,953)	—	(10,692)	—

	$424,629	$367,969	$1,090,821	$988,936

Net income attributable to Interparfums, Inc.:
United States	$24,263	$20,157	$49,015	$46,067
Europe	39,869	33,057	95,966	96,167
Eliminations	(1,873)	—	(4,851)	—
	$62,259	$53,214	$140,130	$142,234

Eliminations of intercompany sales relate to European based operations products sold to United States based operations.

	September 30,	December 31,
	2024	2023
Total Assets:
United States	$368,375	$344,341
Europe	1,130,308	1,066,684
Eliminations	(18,083)	(41,696)
	$1,480,600	$1,369,329

INTERPARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases, you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Interparfums’ annual report on Form 10-K for the fiscal year ended December 31, 2023, and the reports Interparfums files from time to time with the Securities and Exchange Commission (“SEC”). Interparfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 67% of net sales for the nine months ended September 30, 2024 and 2023, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Moncler, Montblanc, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. Our exclusive and worldwide license for the production and distribution of Lacoste brand perfumes and cosmetics became effective in January 2024.

Through our United States based operations, we also produce and distribute fragrance and fragrance related products. United States based operations represented 33% of net sales for the nine months ended September 30, 2024 and 2023, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanual Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Jimmy Choo, Montblanc, Coach, GUESS, Donna Karan/DKNY, Lacoste, and Ferragamo brand names.

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Nine Months Ended September 30,
	2024	2023

Jimmy Choo	17%	17%
Montblanc	16%	18%
Coach	14%	15%
GUESS	11%	11%
Donna Karan/DKNY	7%	7%
Lacoste	6%	—
Ferragamo	4%	5%

INTERPARFUMS, INC. AND SUBSIDIARIES

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We primarily sell directly to retailers in France, the United States, and Italy.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, through new licenses or other arrangements, or outright acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling, as well as phasing out underperforming products, so we can devote greater resources to those products with greater potential. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year. The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

Our reported net sales are impacted by changes in foreign currency exchange rates as greater than 50% of net sales of our European based operations are denominated in U.S. dollars, while almost all costs of our European based operations are incurred in euro. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2023 Annual Report on Form 10-K filed with the SEC.

INTERPARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Nine Months Ended September 30, 2024 as Compared to the Three and Nine Months Ended September 30, 2023

Net Sales:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2024	2023	% Change	2024	2023	% Change

European based product sales	$282.4	$233.5	21.0%	$739.4	$661.5	11.8%
United States based product sales	146.1	134.5	8.7%	362.1	327.4	10.6%
Eliminations	(3.9)	—	—	(10.7)	—	—
	$424.6	$368.0	15.4%	$1,090.8	$988.9	10.3%

Net sales for the three months ended September 30, 2024 increased 15.4% from the three months ended September 30, 2023. At comparable foreign currency exchange rates, net sales increased 15.0% from the third quarter of 2023. The average dollar/euro exchange rate for the current third quarter was 1.10 compared to 1.09 in the third quarter of 2023, while the average dollar/euro exchange rate was 1.09 for the nine months ended September 30, 2024 compared to 1.08 for the nine months ended September 30, 2023. Net sales for the nine months ended September 30, 2024 increased 10.3% as compared to the nine months ended September 30, 2023.

Continuing the trend from the second quarter of 2024, the current third quarter saw strong sales growth as compared to the corresponding period of the prior year. This was driven by both the growing global fragrance market in combination with the addition of our newest brands, Lacoste and Roberto Cavalli, which contributed 10% to the increase.

For European based operations, Jimmy Choo and Montblanc sales grew by 17% and 10%, respectively, compared to the corresponding period of the prior year, driven by the launch of Jimmy Choo I Want Choo Le Parfum and the ongoing strength in the Montblanc Explorer and Legend lines. Sales of Coach remained flat as compared to the corresponding period of the prior year. This was largely driven by the substantial increase in sales of Coach in the third quarter of 2023 of 32% as compared to the third quarter of 2022.  During the first quarter of 2024, we began selling the Lacoste brand, which added $29 million and $68 million in sales during the three and nine months ended September 30, 2024, respectively. During the third quarter of 2024, we rolled out the international launch of Lacoste Original and launched a new Karl Lagerfeld pillar, Ikonik.

Sales by our United States based operations grew a modest 8.7% in the third quarter of 2024 off a high 2023 base when third quarter sales had expanded 64%. The addition and extension of Roberto Cavalli contributed to the continued growth in United States based operations with the debut of Sweet Ferocious in August of this year. GUESS and Donna Karan/DKNY rose 16% and 4%, respectively, compared to the corresponding period of the prior year, following the roll-out of GUESS Iconic and DKNY 24/7 building upon the strong performance of our legacy scents for both brands.

The third quarter growth was in line with expectations, and we are confident in our future as we look forward to executing our plans for the remainder of 2024. Our brands are in high demand in a robust environment for the fragrance industry, and we have many exciting developments planned for the Company. We have a large number of holiday programs planned as well as the launch of the Roberto Cavalli Wild Heart duo planned for the fourth quarter. While the pace of growth in the market is starting to slow down, the power of our diverse brand portfolio, in combination with our agile operating model, should help us gain market share.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Nine Months Ended
(In millions)	September 30,
	2024	2023

North America	$397.4	$369.2
Western Europe	281.0	242.5
Asia/Pacific	154.2	141.5
Central and South America	88.9	71.7
Middle East and Africa	92.5	88.6
Eastern Europe	76.8	75.4
	$1,090.8	$988.9

In the nine months ended September 30, 2024, net sales in our largest market, North America, rose 8% as compared to the prior year period, followed by increases in the Western Europe and Asia/Pacific markets of 16% and 9%, respectively. Our net sales in Central and South America and the Middle East and Africa were also robust, up 24% and 4%, respectively in the nine months ended September 30, 2024 as compared to the prior year period. Additionally, our travel retail business is continuing to strengthen. Eastern Europe was adversely impacted by sourcing constraints earlier in the year, which returned to normal business levels in the third quarter of 2024.

Gross Profit Margin	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2024	2023	2024	2023

European based operations
Net sales	$282.4	$233.5	$739.4	$661.5
Cost of sales	95.5	73.3	249.3	220.6
Gross profit margin	$186.9	$160.2	$490.1	$440.9
Gross profit margin as a % of net sales	66.2%	68.6%	66.3%	66.6%

United States based operations
Net sales	$146.1	$134.5	$362.1	$327.4
Cost of sales	59.6	59.7	151.4	141.9
Gross profit margin	$86.5	$74.8	$210.7	$185.5
Gross profit margin as a % of net sales	59.2%	55.6%	58.2%	56.7%

The Company’s gross profit margin as a percentage of net sales was 63.9% and 63.6% for the three and nine months ended September 30, 2024, respectively, as compared to 63.9% and 63.3% for the corresponding periods of the prior year. The increase in the nine month period ending September 30, 2024 as compared to the prior year period was driven by the impact of certain one-time expenses related to inventory in 2023 partially offset by unfavorable segment, brand and channel mix in the current year. Gross profit margins remained flat from the same three month period in the prior year.

For European based operations, gross profit margin as a percentage of net sales was 66.2% and 66.3% for the three and nine months ended September 30, 2024, respectively, as compared to 68.6% and 66.6% for the corresponding periods of the prior year. European based operations were negatively impacted by brand and channel mix during the three and nine months ended September 30, 2024 as compared to the prior year period.

INTERPARFUMS, INC. AND SUBSIDIARIES

For United States based operations, gross profit margin as a percentage of net sales was 59.2% and 58.2% for the three and nine months ended September 30, 2024, respectively, as compared to 55.6% and 56.7% for the corresponding periods of the prior year. The increase in both periods was driven by favorable brand and channel mix.

Generally, we do not bill customers for shipping and handling costs, and such costs, which aggregated $3.8 million and $8.8 million for the three and nine months ended September 30, 2024, respectively, as compared to $3.9 million and $11.4 million for the corresponding periods of the prior year, are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold. The improvement in shipping and handling costs during the three and nine months ended September 30, 2024 as compared to corresponding periods in 2023 is a direct benefit of lower transportation costs seen globally.

Selling, general and administrative expenses	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2024	2023	2024	2023

European based operations
Selling, general and administrative expenses	$108.1	$98.7	$306.6	$265.2
Selling, general and administrative expenses as a percent of net sales	38.3%	42.3%	41.5%	40.1%

United States based operations
Selling, general and administrative expenses	$57.0	$49.1	$148.9	$128.7
Selling, general and administrative expenses as a percent of net sales	39.0%	36.5%	41.1%	39.3%

The Company’s selling, general and administrative expenses as a percentage of net sales were 38.9% and 41.8% for the three and nine months ended September 30, 2024 as compared to 40.2% and 39.8% for the three and nine months ended September 30, 2023. The increase in the first three quarters of the year was largely driven by increased spending on promotional and advertising activities as compared to the prior year period. Additionally, starting in 2024, the Company began to amortize the cost of the Lacoste license which represented $4.8 million during the first nine months of the year. These costs are being incurred at approximately $1.6 million quarterly over the remaining life of the license. The decrease in the third quarter was driven by the phasing of promotional and advertising activities by our European based operations discussed in detail below.

For European based operations, selling, general and administrative expenses increased 9.6% and 15.6% for the three and nine months ended September 30, 2024 as compared to the corresponding period of the prior year, and represented 38.3% and 41.5% of net sales for the three and nine months ended September 30, 2024, respectively, as compared to 42.3% and 40.1% for the three and nine months ended September 30, 2023, respectively. As discussed above, this increase is driven by increased promotion and advertising spending as well as the impact of the amortization of the Lacoste license. While promotion and advertising spend increased on a year to date basis, a portion of the activities planned for the third quarter were pushed into the fourth quarter resulting in a decrease in selling, general and administrative expenses as a percentage of net sales in the current quarter as compared to the prior year period. For United States based operations, selling, general and administrative expenses increased 16.1% and 15.7% for the three and nine months ended September 30, 2024, as compared to the corresponding period of the prior year, and represented 39.0% and 41.1% of net sales for the three and nine months ended September 30, 2024, respectively, as compared to 36.5% and 39.3% for the three and nine months ended September 30, 2023, respectively. The increase was largely driven by continued investment in infrastructure and headcount to support the growth of the business as well as increased promotional and advertising spending.

Promotion and advertising included in selling, general and administrative expenses aggregated $66.8 million and $181.5 million for the three and nine months ended September 30, 2024, respectively, as compared to $62.8 million and $152.6 million for the corresponding periods of the prior year and represented 15.7% and 16.6% of net sales for the three and nine months ended September 30, 2024, respectively, as compared to 17.1% and 15.4% for the corresponding periods of the prior year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have a beneficial effect on sales. Historically, the Company incurred the majority of our promotional and advertising expenditures in the second half of the year. Beginning in 2024, the Company implemented a strategy to increase spending in the first half of the year to better support and drive business growth throughout the year. Additionally, as the first three quarters of 2024 saw a lighter innovation program than prior years, the Company focused on increasing promotional and advertising spending to support the continued success of our existing brands and to support the initial launches of our new brands, Lacoste and Roberto Cavalli. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. Long term, we continue to anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales.

INTERPARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $34.0 million and $88.2 million for the three and nine months ended September 30, 2024, respectively, as compared to $29.1 million and $77.2 million for the corresponding periods of the prior year. Royalty expense represented 8.0% and 8.1% of net sales for the three and nine months ended September 30, 2024, respectively, as compared to 7.9% and 7.8% of net sales for the corresponding periods of the prior year. This increase was primarily driven by unfavorable brand mix.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 25.0% and 21.9% for the three and nine months ended September 30, 2024, respectively, as compared to 23.7% and 23.5% for the corresponding periods of the prior year.

Other Income and Expense

Overall, other income and expense for the nine months ended September 30, 2024, was a loss of $7.1 million as compared to a gain of $2.2 million in the corresponding prior year period. The main drivers of this change are discussed in more detail below. These include an increase in interest expense on borrowings of $0.3 million, a loss on foreign currency of $3.7 million, and a reduction of interest income related to cash and cash equivalents and short-term investments of $1.4 million. Additionally, there was a one-time gain of $3.1 million recognized in 2023 related to the sale of marketable securities.

Interest expense is primarily related to the financing of brand and licensing acquisitions. In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a $56 million (€50 million) four-year loan agreement. The loan agreement bears interest at EURIBOR-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. Additionally, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year approximately $128.5 million (€120 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately $89.6 million (€80 million) of the variable rate debt was swapped for fixed interest rate debt with a maximum interest rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%. Additionally in July 2024, the Company entered into a $44.8 million (€40 million) three-year loan agreement that bears a fixed interest rate of 4.03%. The loan was used to purchase additional short-term investments. Long-term debt including current maturities aggregated $179.1 million and $157.5 million as of September 30, 2024 and December 31, 2023, respectively.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Greater than 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in the three and nine months ended September 30, 2024 and 2023.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments and realized and unrealized gains and losses on marketable equity securities. Interest income was $2.5 million in the nine months ended September 30, 2024 compared to $3.9 million in the prior year period. As of September 30, 2024, short-term investments also include approximately $8.9 million of marketable equity securities of other companies in the luxury goods sector. In the first quarter of 2023, the Company sold marketable securities which generated a gain of $3.1 million. The Company purchased additional marketable securities throughout 2023 and in the first nine months of 2024, resulting in an unrealized loss of $0.9 million for the first nine months of 2024.

Income Taxes

Our consolidated effective tax rate was 23.7% and 23.5% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate for European based operations was 25.0% for both the nine months ended September 30, 2024 and 2023, while the effective tax rate for United States based operations was 19.8% for the nine months ended September 30, 2024, as compared to 18.8% for the corresponding period of the prior year. Our effective tax rate for United States based operations differs from the 21% statutory rate in the United States as it is a blended rate across multiple jurisdictions, and takes into account benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2024	2023	2024	2023

Net income attributable to European based operations	$54,445	$45,965	$132,572	$133,480
Net income attributable to United States based operations	24,263	20,155	49,015	46,066
Eliminations	(1,873)	—	(4,851)	—
Net income	76,835	66,120	176,736	179,546
Less: Net income attributable to the noncontrolling interest	14,576	12,906	36,606	37,312
Net income attributable to Interparfums, Inc.	$62,259	$53,214	$140,130	$142,234

Net income attributable to Interparfums, Inc. was $62.3 million and $140.1 million for the three and nine months ended September 30, 2024, respectively, as compared to $53.2 million and $142.2 million for the corresponding periods of the prior year.

Net income attributable to European based operations was $54.4 million and $132.6 million for the three and nine months ended September 30, 2024, respectively, as compared to $46.0 million and $133.5 million for the corresponding periods of the prior year, while net income attributable to United States based operations was $24.3 million and $49.0 million for the three and nine months ended September 30, 2024, respectively, as compared to $20.2 million and $46.1 million for the corresponding periods of the prior year. The significant fluctuations in net income for both European based operations and United States based operations are directly related to the previous discussions pertaining to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 28% of European based operations net income for both the nine months ended September 30, 2024 and 2023. Net profit margins attributable to Interparfums, Inc. for the nine months ended September 30, 2024 and 2023 aggregated 12.8% and 14.4%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of September 30, 2024, we had $157.2 million in cash, cash equivalents and short-term investments, most of which are held in euro by our European based operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of September 30, 2024, working capital aggregated $617 million. Approximately 76% of the Company’s total assets are held by European based operations, and approximately $253 million of trademarks, licenses and other intangible assets are also held by European based operations.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. Discussions have been underway since 2023 with a view to renewing the Van Cleef & Arpels license agreement. The license is to be renewed for an additional 9-year term, beginning January 1, 2025. In July 2023, we entered into a global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Roberto Cavalli brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect in July 2023, and we began shipping products in February 2024.

In December 2022, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Lacoste brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect and products started to ship in January 2024.

Cash provided by operating activities aggregated $49.7 million for the nine months ended September 30, 2024 and compared to $24.3 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, working capital items used $147.0 million in cash from operating activities, as compared to $169.1 million in the 2023 period. Although from a cash flow perspective accounts receivables are up 41% from year end 2023, the balance is reasonable based on third quarter 2024 record sales levels and seasonality of the business. While day’s sales outstanding was 83 days, up from 71 days in the corresponding period of the prior year driven by changes in our channel mix, we are still seeing strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels as of September 30, 2024 increased 9% from year end 2023 in support of our overall sales growth as well as the building up of inventory related to the inclusion of the Lacoste and Roberto Cavalli licenses which require large inventory needs to support the launches of these brands. Additionally, as we are working to manage down our inventory levels, we have seen increased conversion of raw materials into finished goods resulting in finished goods making up 63% of our inventory levels at September 30, 2024 as compared to 58% at September 30, 2023. Due to past supply constraints, we had strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. These constraints have largely abated and we are gradually reversing some of these previous interventions. We are beginning to see the impacts of these recent inventory management efforts and will continue to work to optimize inventory levels.

Cash flows provided by investing activities in 2024 reflect purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than three months, marketable equity securities and other contracts. At September 30, 2024, approximately $2.2 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Cash flows used in financing activities in 2024 reflect issuances and repayments of debt and payment of dividends to stockholders.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2024, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2024 consist of a $25 million unsecured revolving line of credit provided by a domestic commercial bank and approximately $8 million in credit lines provided by a consortium of international financial institutions. There was $9.0 million of short-term borrowings outstanding pursuant to these facilities as of September 30, 2024 and $4.5 million outstanding as of September 30, 2023.

In February 2023, the Board of Directors authorized an annual dividend of $2.50 per share. In February 2024, the Board of Directors further increased the annual dividend to $3.00 per share. The next quarterly cash dividend of $0.75 per share is payable on December 31, 2024, to shareholders of record on December 16, 2024.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the United States and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2024

INTERPARFUMS, INC. AND SUBSIDIARIES

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

At September 30, 2024, we had foreign currency contracts in the form of forward exchange contracts of approximately USD $21 million and GBP £7 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Interparfums, Inc. Purchase of Common Stock
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1-31	0	n/a	0	130,000 shares
August 1-31	0	n/a	0	130,000 shares
September 1-30	0	n/a	0	130,000 shares
Total	0	n/a	0	130,000 shares

Item 5. Other Information

Item (c). During the third quarter of 2024, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

Items 1. Legal Proceedings, 1A. Risk Factors, 3. Defaults Upon Senior Securities and 4. Mine Safety Disclosures, are omitted as they are either not applicable or have been included in Part I.

INTERPARFUMS, INC. AND SUBSIDIARIES

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

INTERPARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November 2024.

INTERPARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer