Form 10-K
period 2024-12-31
INTERPARFUMS INC
filed 2025-03-11
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

pro

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file no. 0-16469

Interparfums, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

551 Fifth Avenue, New York, New York	10176
(Address of Principal Executive Offices)	(Zip Code)

IPAR

Registrant’s telephone number, including area code: 212.983.2640

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $.001 par value per share	IPAR	The Nasdaq Stock Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,091,134,547 of voting equity and $0 of non-voting equity.

Indicate the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date March 11, 2025: 32,123,940.

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

Our consolidated wholly owned subsidiary, Inter Parfums Holdings, S.A., and its majority owned subsidiary, Interparfums SA, maintain executive offices at 10 rue de Solférino, 75007 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA also has wholly owned subsidiaries as follows:

Country	Subsidiary	Function
USA	Interparfums Luxury Brands, Inc.	Distribution of prestige brands in the United States
Republic of Singapore	Interparfums Asia Pacific Pte., Ltd.	Sales and marketing office
Switzerland	Interparfums (Suisse) Sarl	Holds and manages certain brand names

Interparfums SA is also the majority owner of Parfums Rochas Spain, SL, a Spanish limited liability company, which specializes in the distribution of Rochas fragrances. In addition, Interparfums SA holds a 25% interest in Divabox SAS, a toiletries, cosmetics, and perfumes distributor in France.

Two Publicly Held Companies

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “IPAR,” and the common shares of our subsidiary, Interparfums SA, are traded on the EuroNext exchange under the symbol “ITP”.

The Securities and Exchange Commission interactive data files, periodic reports, current reports on Form 8-K, beneficial ownership reports (Forms 3, 4 and 5) and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC.

The following information is qualified in its entirety by and should be read together with the more detailed information and audited financial statements, including the related notes contained or incorporated by reference in this report.

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

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are either received and stored directly at our third party fillers or received at one of our distribution centers and then, based upon production needs, the components are sent to one of several third party fillers, which manufacture the finished products for us and then deliver them to one of our distribution centers.

Our fragrance products focus on prestige brands, each with a devoted following. By focusing on markets where the brands are best known, we have had many successful product launches. We typically launch new fragrance families for our brands every few years ("blockbusters"), and more frequently introduce seasonal and limited edition fragrances ("flankers" or "line extensions").

The creation and marketing of each product family are intimately linked with the brand’s name, its past and present positioning, customer base and, more generally, the prevailing market atmosphere. Accordingly, we generally study the market for each proposed family of fragrance products for almost a full year before we introduce any new product into the market. This study is intended to define the general position of the fragrance family and more particularly its scent, bottle, packaging and appeal to the buyer. In our opinion, the unity of these four elements of the marketing mix makes for a successful product.

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments in fast-growing markets and channels to grow market share. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and the reports that we file from time to time with the SEC.

European Based Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European based operations represented approximately 65% of net sales for the year ended December 31, 2024. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Moncler, Montblanc, Rochas, and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

United States Based Operations

Prestige brand fragrance products are also produced and marketed through our United States based operations and represented approximately 35% of net sales for the year ended December 31, 2024. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanuel Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta, and Roberto Cavalli.

Recent Developments

Solférino

2025 will mark the creation of Interparfums SA’s first proprietary brand Solférino, a collection of 10 niche fragrances developed by star perfumers and intended for the collector’s fragrance market, to be launched initially through an ultra-selective distribution channel of some 100 points of sale. The first boutique entirely dedicated to the brand should be up and running by the end of 2025, along with an e-commerce site. The launch of this new brand reflects the Company’s medium-term growth strategy in the extremely buoyant high-end fragrance market.

Off-White

In December 2024, Interparfums SA signed for all Off-White® brand names and registered trademarks for Class 3 fragrance and cosmetic products, subject to an existing license that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brands. Founded in 2012 by the late designer Virgil Abloh, Off-White is known for its high-end streetwear influences and bold approach to youth luxury. When Virgil Abloh founded Off-White, he sought to establish a brand with a universal design language that was artistic, disruptive and a reflection of concepts explored in the realm of youth culture.

Off-White is globally recognized for:
•	Conceptual and artistic dimension, viewing fashion as an art form
•	A deconstructionist aesthetic, including contrasting materials and functional details
•	Distinct and recurring brand symbols that have become icons in the fashion world, such as crossed arrows, quotation marks and the “X” logo
•	A dedication to social and cultural causes, supporting initiatives for diversity and inclusion in the fashion sector, particularly in the field of design.

Abercrombie & Fitch

In 2023, we announced our agreement to distribute Abercrombie & Fitch’s number one men's fragrance, Fierce, in selected markets. The first phase of the agreement, which became effective on September 1, 2023, covers Fierce distribution in certain major markets, including Europe, Mexico and Australia. The second phase, which activated in February 2024, covers distribution in additional markets in Western Europe and Latin America.

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

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business, we have recorded impairment charges totaling $9.2 million during 2021 and 2022 after an independent expert concluded that the valuation of the trademark was $11.2 million. In 2023, the Rochas teams underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to have this new structure operational beginning in 2024. In the fourth quarter of 2024, we again took a $4.0 million impairment charge on the Rochas fashion trademark after management reviewed and agreed with an independent expert's conclusion that the valuation of the trademark was $7.2 million.

Fragrance Products

General

We are the owner of the Rochas brand, the Lanvin brand name and trademark for our class of trade, Off-White, subject to an existing license that expires on December 31, 2025, and the proprietary brand Solférino, a collection of niche fragrances under development for the past two years. In addition, we have built a portfolio of licensed prestige brands whereby we produce and distribute our prestige fragrance products under license agreements with brand owners. Under license agreements, we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures as are customary in our industry.

As a percentage of net sales, product sales for the Company’s largest brands represented 76%, 73%, and 71% of sales in 2024, 2023, and 2022, respectively, with a split by brand as follows:

	Year Ended December 31,
	2024	2023	2022
Jimmy Choo	17%	17%	18%
Montblanc	15%	17%	18%
Coach	14%	15%	15%
GUESS	12%	12%	12%
Donna Karan/DKNY	7%	7%	3%
Lacoste	6%	—%	—%
Ferragamo	5%	5%	5%

In 2024 and 2023, Macy's, our top retail customer, accounted for approximately 12% of net sales, respectively. No one customer represented 10% or more of net sales in 2022.

Our licenses expire on the following dates:

Brand Name	Expiration Date
Abercrombie & Fitch	Extends until either party terminates on 3 years’ notice
Anna Sui	December 31, 2026, plus one 5-year optional term
Boucheron	December 31, 2025
Coach	June 30, 2026
Donna Karan/DKNY	December 31, 2032, plus a 5-year optional term if certain sales targets are met
Emanuel Ungaro	December 31, 2031, plus a 5-year optional term if certain sales targets are met
Ferragamo	December 31, 2031, plus a 5-year optional term if certain sales targets are met
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met
Graff	December 31, 2026, plus 3 optional 3-year terms if certain sales targets are met
GUESS	December 31, 2033
Hollister	Extends until either party terminates on 3 years’ notice
Jimmy Choo	December 31, 2031
Kate Spade	June 30, 2030
Karl Lagerfeld	October 31, 2032
Lacoste	December 31, 2038
MCM	December 31, 2030, plus 4 optional years
Moncler	December 31, 2026, plus a 5-year optional term if certain conditions are met
Montblanc	December 31, 2030
Oscar de la Renta	December 31, 2031, plus a 5-year optional term if certain sales targets are met
Roberto Cavalli	December 31, 2029
Van Cleef & Arpels	December 31, 2033

In connection with the acquisition of the Lanvin brand names and trademarks for our class of trade, we granted the seller the right to repurchase the brand names and trademarks on July 1, 2027 for €70 million (approximately $73 million) in accordance with an amendment signed in 2021. In connection with such amendment, we also granted a license to the seller to develop and sell cosmetics other than fragrances.

Fragrance Portfolio

Abercrombie & Fitch— In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Abercrombie & Fitch brand name. We distribute these fragrances in specialty stores, department stores and duty free shops. Our initial men’s scent, First Instinct, was launched in 2016 followed by a women’s version in 2017. Since that time, we unveiled several new fragrances, most notably the Authentic and Away duos as well as brand extensions.

Abercrombie & Fitch Co. is a leading, global, omnichannel specialty retailer of apparel and accessories for men, women and kids. The iconic Abercrombie & Fitch brand was born in 1892 and aims to make every day feel as exceptional as the start of a long weekend.

In 2023, we announced our agreement to distribute Abercrombie & Fitch’s number one men's fragrance, Fierce, in selected markets. The first phase of the agreement, which became effective on September 1, 2023, covers Fierce distribution in certain major markets, including Europe, Mexico and Australia. The second phase, which was activated in February 2024, covers distribution in additional markets in Western Europe and Latin America. Later in 2024, we began distributing Fierce Pride.

Anna Sui—In 2011, we entered into an exclusive worldwide fragrance license to create, produce and distribute fragrances and fragrance related products under the Anna Sui brand. The Anna Sui brand is mostly popular in Asia. Over the past decade, we have worked in partnership with Anna Sui and her creative team to build upon the brand’s customer appeal and develop and market a family of fragrances including Fantasia, Sui Dreams, Sky, and Sundae. In 2024, we introduced a new flanker within Fantasia fragrance family and most recently launched Wild Wonder, a new four-scent fragrance collection. We plan to introduce a new flanker in 2025.

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

Coach— In 2015, we entered into an exclusive 11-year worldwide license to create, produce and distribute men’s and women’s fragrances and fragrance related products under the Coach brand name. We distribute these fragrances globally to department stores, specialty stores and duty free shops, as well as in Coach retail stores.

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

In 2016, we launched our first Coach fragrance, a women’s signature scent, and in 2017, a men’s scent, both of which became and remain top selling prestige fragrances, leading the brand to become the third largest in our portfolio. Subsequent flankers and extensions have enlarged the Coach fragrance enterprise as have entirely new collections, including Coach Dreams which debuted in early 2020, and its sister scent, Dreams Sunset, Coach Wild Rose, and Coach Open Road, a new fragrance for men. In 2023, we continued to enrich the Coach fragrance lines with the roll out of a number of flankers including the launch of Coach Dreams Moonlight. We have plans to launch two significant new flankers in 2025. Coach is part of the Tapestry house of brands.

Donna Karan/DKNY— In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Donna Karan and DKNY brands, which took effect on July 1, 2022.

The Donna Karan and DKNY brands, which draw from the energy and attitude of New York City, are powerhouses in fashion and fragrance. These global lifestyle brands have been excellent additions to our portfolio. With this agreement, we have gained several well-established and valuable fragrance franchises.

The most notable fragrances for the fashion house duo include Donna Karan Cashmere Mist and DKNY Be Delicious. Upon joining our portfolio in July 2022, these brands now rank among our largest. In 2024, we launched Donna Karan Cashmere Collection and DKNY 24/7, our first blockbuster fragrance with the fashion house. There are new flankers planned for 2025 to continue grow these brands. Donna Karan and DKNY are part of the G-III house of brands.

Emanuel Ungaro— In October 2021, we also entered into a 10-year exclusive global licensing agreement with Emanuel Ungaro for the creation, development and distribution of fragrances and fragrance related products, under the Emanuel Ungaro brand. Founded in 1965 in Paris, the house of Emanuel Ungaro is an icon of French refinement and haute couture. Its unique style is expressed through unquestioning sensuality, purity of silhouette, flamboyant prints, and exquisite attention to detail. Season after season, Emanuel Ungaro dared to be different, combining unexpected yet sensual clashes of bright colors and prints with beautiful draping.

Emanuel Ungaro fragrances uphold the same values of audacity and elegance, and the brand is best known internationally, and such presence will remain our sales focus as we continue to produce and distribute the brand’s legacy scents, notably Diva. In 2023, we unveiled an extension, Diva Rouge, and in 2024, we introduced a new pillar, Cosmic and two fragrance collections, Petals and Metallic. We are planning to further enrich the brand with additional scents in 2025.

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

The current fragrance lineup includes Storie di Seta, a collection of four refined, luminous olfactory works of art. Each fragrance is made with rare, sustainable raw materials, and can be worn alone or in combination, creating a personalized multifaceted scent. The genderless collection is comprised of four fragrances in four colors. Four exclusive motifs drawn from the House’s textile heritage adorn each flacon. Established scents in the Ferragamo portfolio include Ferragamo, a collection of fragrances for men, Signoria, a collection of fragrances for women, the Tuscan Creations series, the Amo series and the Uomo series. In 2024, we rolled out new flankers for the Signoria and Ferragamo collections. A new blockbuster and flankers are in the works for 2025.

Graff— In 2018, we entered into an exclusive, 8-year worldwide license agreement with London-based Graff for the creation, development and distribution of fragrances under the Graff brand. The agreement has three 3-year automatic renewal options, potentially extending the license until December 31, 2035.

Since Laurence Graff OBE founded the company in 1960, Graff has been dedicated to sourcing and crafting diamonds and gemstones of untold beauty and rarity and transforming them into spectacular pieces of jewelry that move the heart and stir the soul. Throughout its rich history, Graff has become the world leader in diamonds of rarity, magnitude and distinction. Each jewelry creation is designed and manufactured in Graff’s London atelier, where master craftsmen employ techniques to emphasize the beauty of each individual stone. The company remains a family business, overseen by Francois Graff, Chief Executive Officer.

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

We began selling GUESS legacy scents in 2018, and by 2019, the GUESS brand quickly became the largest within our United States based operations and fourth largest overall, with legacy fragrances dominating the sales mix.

Since joining our portfolio, we have introduced several new blockbuster scents, including Bella Vita, Effect, and Uomo. In 2024, we introduced an extension within the Uomo fragrance line, Uomo Intenso, unveiled the newest women’s fragrance, Iconic, and also released a new four-scent collection, Amore.  In 2025, we plan to launch a men’s Iconic fragrance and roll out several new innovative extensions.

Hollister— In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Hollister brand name. We distribute these fragrances in specialty stores, department stores and duty free shops.

The quintessential apparel brand of the global teen consumer, Hollister's clothes are made for capturing moments, creating memories, and being unapologetically you.

In 2016, we launched our first men’s and women’s fragrance duo, Wave, which led to several extensions, as did subsequent fragrance families Festival, Canyon Escape, and Feelin’ Good. In 2024, we launched Feelin’ Free, a new flanker duo within the Feelin’ Good fragrance family.

Jimmy Choo— In 2009, we entered into an exclusive 12-year worldwide license agreement for the creation, development and distribution of fragrances and fragrance related products under the Jimmy Choo brand, and in 2017, we extended the license agreement which now runs through December 31, 2031.

Jimmy Choo encompasses a complete luxury accessories brand. Women’s shoes remain the core of the product offering, alongside handbags, small leather goods, scarves, eyewear, belts, fragrances and men’s shoes. Jimmy Choo has a global store network encompassing more than 200 stores and is present in the most prestigious department and specialty stores worldwide. Jimmy Choo is part of the Capri Holdings luxury fashion group. A proposed acquisition by Tapestry, Inc. of Capri Holdings Limited was terminated in 2024.

Jimmy Choo has grown to become our largest brand with new pillars and flankers debuting regularly, both for men and women. Established fragrance collections, including Jimmy Choo, Jimmy Choo Man, and Jimmy Choo I Want Choo continue to see international success. Our newest women’s fragrance, I Want Choo Le Parfum, was unveiled in 2024 with famous Chinese actress and singer, Victoria Song, as the face of the fragrance. In 2025, we plan to introduce two new fragrances, including a new Jimmy Choo Man fragrance.

Karl Lagerfeld— In 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute fragrances under the Karl Lagerfeld brand.

Under the creative direction of the late Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflect the designer’s own style and soul. Karl Lagerfeld created the first fragrance that bears his name in 1978, and that legacy has expanded to include several growing multi-scent collection, Les Parfums Matières, and more recently, Karl Cities, a new collection featuring entries for New York, Paris, Hamburg, Tokyo and Vienna was unveiled. In 2024, we launched a new fragrance, Rogue, and a new fragrance duo, Ikonik, with its bottle design inspired by the late Karl Lagerfeld himself. In 2025 we plan to introduce new fragrance duos.

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

Lacoste – In December 2022, we closed a transaction agreement with Lacoste, whereby a 15-year exclusive and worldwide license was granted for the production and distribution of Lacoste brand perfumes and cosmetics.

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

The Lacoste license took into effect in January 2024, and we developed go-forward strategies, curated the collection, and produced entirely new fresh goods during the year. In 2024, we recreated Lacoste Original, the brand’s first men’s line and introduced the L.12.12 fragrance line. In 2025, we plan to further enrich Original and L.12.12 with new men’s and women’s scents.

Lanvin— In 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3, our class of trade. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

Lanvin fragrances occupy an important position in the selective distribution market in France, Eastern Europe and Asia, and we have several lines currently in distribution, including Éclat d’Arpège, Lanvin L’Homme, Jeanne Lanvin, Modern Princess, A Girl in Capri, and Les Fleurs de Lanvin. In 2024, we launched Modern Princess in Jeans, a flanker within the Modern Princess pillar.

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

Following through on our plan to develop extraordinary fragrances that capture the creative spirit of MCM, our first new fragrance, MCM, was released in 2021. In 2023, we debuted our first ever men’s scent, MCM Onyx, and have since enriched the fragrance line with MCM Crush and MCM Diamonds during 2024. We also unveiled a limited edition MCM fragrance encrusted with Swarovski crystals. In 2025, we plan to introduce a new six-scent fragrance collection and new flankers.

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

Our first fragrance for the Moncler brand had a revolutionary LED design, and the flask-shaped bottles of Moncler Pour Femme and Moncler Pour Homme forged a powerful bond with the House Moncler’s alpine roots and pioneering spirit. Following the launches of the Les Sommets Moncler and Home collections in 2023, we introduced a new Les Sommets extension in 2024 and continued to roll out the Moncler Sunrise duo.

Montblanc—In 2010, we entered into an exclusive license agreement to create, develop, and distribute fragrances and fragrance related products under the Montblanc brand. In 2015, we extended the agreement to December 31, 2025 and in 2023, we extended the agreement for a second time through December 31, 2030.

Montblanc has achieved a world-renowned position in the luxury-based operations and has become a purveyor of exclusive products, which reflect today’s exacting demands for timeless design, tradition and master craftsmanship. Through its leadership positions in writing instruments, watches and leather goods, promising growth outlook in women’s jewelry, international retail footprint through its network of more than 600 boutiques, high standards of product design and quality, Montblanc has grown to be our second largest fragrance brand.

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line and has given rise to a plethora of flankers including Legend Night, Legend Spirit, and Legend Red. In 2014, we launched our second men’s line, Emblem and like its predecessor, Emblem gave rise to brand extensions. In 2019, we unveiled Montblanc Explorer, which has added numerous flankers including Ultra Blue and Platinum. In 2024, we launched the four-scent Montblanc Collection and introduced a new extension in the Legend line, Legend Blue. Furthermore, award winning singer and songwriter, John Legend, became the new ambassador of the Legend fragrance franchise in 2024, fitting in both name and essence of the Legend fragrance. We plan to further enrich the Explorer and Legend lines in 2025.

Off-White— In December 2024, Interparfums SA signed for all Off-White brand names and registered trademarks for Class 3 fragrance and cosmetic products, subject to an existing license that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brands. Founded in 2012 by the late designer Virgil Abloh, Off-White is known for its high-end streetwear influences and bold approach to youth luxury. When Virgil Abloh founded Off-White, he sought to establish a brand with a universal design language that was artistic, disruptive and a reflection of concepts explored in the realm of youth culture. Off-White blends the worlds of streetwear and luxury in a spirit of talent and inventiveness. This is a tremendous opportunity for us considering the brand’s unique positioning, not to mention Virgil Abloh’s impressive creative legacy. This brand will help us explore new openings for fragrances in the luxury sector.

Off-White is globally recognized for:

•	Conceptual and artistic dimension, viewing fashion as an art form
•	A deconstructionist aesthetic, including contrasting materials and functional details
•	Distinct and recurring brand symbols that have become icons in the fashion world, such as crossed arrows, quotation marks and the “X” logo
•	A dedication to social and cultural causes, supporting initiatives for diversity and inclusion in the fashion sector, particularly in the field of design.

Oscar de la Renta— In 2013, we entered into an exclusive worldwide license to create, produce and distribute fragrances and fragrance related products under the Oscar de la Renta brand. In 2019, the agreement was extended through December 31, 2031, with an additional five-year option potentially extending the agreement through December 31, 2036.

Oscar de la Renta is one of the world’s leading luxury goods firms. The New York-based company was established in 1965, and encompasses a full line of women’s accessories, bridal, children’s wear, fragrance, beauty and home goods, in addition to its internationally renowned signature women’s ready-to-wear collection. Oscar de la Renta products are sold globally in fine department and specialty stores, www.oscardelarenta.com and through wholesale channels.

After taking over distribution of the brand’s legacy fragrances in 2014, we introduced Extraordinary the following year. Oscar de la Renta Bella Blanca debuted in 2018, followed by Bella Rosa, Bella Essence, Bella Bouquet, and Bella Night. In 2021, we debuted an entirely new fragrance pillar, Alibi, which welcomed sister scents, Alibi Eau de Toilette, and more recently, Alibi Eau Sensuelle, and Alibi Pop, a three-scent collection launched in 2024. We also launched Oscar de La Renta New York in 2024, and plan to introduce a new extension in 2025.

Roberto Cavalli— In July 2023, we closed a transaction agreement with Roberto Cavalli, whereby an exclusive and worldwide license was granted for the production and distribution of Roberto Cavalli brand perfumes and fragrance related products. The license became effective in July 2023 and will last for 6.5 years.

Roberto Cavalli scents are sophisticated, luxurious, and flamboyant, while Just Cavalli fragrances are designed to appeal to contemporary, urban customers that are young or young at heart. In addition to the two core lines, the house launched the Roberto Cavalli Gold Collection, an ultra-premium fragrance collection, in 2014. Cavalli fragrances are distributed globally, with a concentration in Europe, the Middle East and the United States. Additionally, we partnered with one of the top luxury retailers and distributors in the Middle East, a key market, to further expand the brand.

We began shipping new freshly produced goods in February 2024, and later launched Sweet Ferocious, Just Cavalli Wild Heart fragrance duo, and a new collection of hair and body mists during 2024. In 2025, we plan to launch new Roberto Cavalli and Just Cavalli fragrances, including a blockbuster, multi-scent collections, and extensions.

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

Our first new fragrance for Rochas, Mademoiselle Rochas, had a successful launch in 2017 in its traditional markets of France and Spain. Over the next few years, we debuted flankers for legacy scents Eau de Rochas and Mademoiselle Rochas, plus others, and in 2018 we launched our first new men’s line, Rochas Moustache. Byzance debuted in early 2020 and Rochas Girl in 2021. The first flanker for both came to market in 2022 as well as one for L’Homme Rochas. In 2023, we rolled out pillar extensions Eau de Rochas Citron Soleil and Rochas Girl Life. In 2024, we rolled out pillar extensions Eau de Rochas Orange Horizon and Mademoiselle Rochas in Paris. In 2025, we plan to launch a new blockbuster fragrance and extension.

Solférino— 2025 will mark the creation of the Interparfums SA’s first proprietary brand Solférino®, a collection of 10 niche fragrances developed by star perfumers and intended for the collector’s fragrance market, to be launched initially through an ultra-selective distribution channel of some 100 points of sale. A first boutique entirely dedicated to the brand should be up and running by the end of 2025, along with an e-commerce site. The launch of this new brand reflects the Company’s medium-term growth strategy in the extremely buoyant high-end fragrance market. With the Solférino collection, a proprietary brand under development for the past two years, we will boast a rich and unique universe perfectly suited to the high-end fragrance market. This represents a first strategic step in the implementation of a new focus on a market that has exhibited sustained growth for several years.

Van Cleef & Arpels— Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006. In 2018, we renewed its license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024. In 2024, the license was renewed for a second time for an additional nine years through December 31, 2033.

Since its founding in 1896, Van Cleef & Arpels has often turned to nature as an inexhaustible source of inspiration. Enthralled by the constant metamorphoses of flora and fauna, the Maison creates pieces that echo the blooming of flowers and the lushness of gardens. Over the decades, the excellence and creativity of the High Jewelry Maison established its reputation across the world.

Van Cleef & Arpels fragrances in current distribution include: First and Collection Extraordinaire. Sales of the Collection Extraordinaire line have experienced continued growth since its debut. We continue to introduce new additions to the Van Cleef & Arpels Collection Extraordinaire assortment annually, including Oud Blanc, Rêve de Matiere, and Patchouli Blanc and Precious Incense, with further additions planned. Van Cleef & Arpels is a French luxury jewelry company owned by Richemont Holdings Limited.

Business Strategy

Focus on prestige beauty brands. Prestige beauty brands are expected to contribute significantly to our growth. We focus on developing and launching quality fragrances utilizing internationally renowned brand names. By identifying and concentrating on the most receptive market based operations and territories where our brands are known, and executing highly targeted launches that capture the essence of the brand, we have had a history of successful launches. Certain fashion designers and other licensors choose us as a partner because our Company’s size enables us to work more closely with them in the product development process as well as our successful track record.

Grow portfolio brands through new product development and marketing. We grow through the creation of fragrance family extensions within the existing brands in our portfolio, and regularly create a new family of fragrances for each brand in our portfolio. In addition, we frequently introduce seasonal and limited edition fragrances as well. Our use of artificial intelligence (“AI”) has enabled us to develop new products and marketing more rapidly. With new introductions, we leverage our ability and experience to gauge trends in the market and further leverage the brand name into different product families to maximize sales and profit potential. We have successfully introduced new fragrance families (sub-brands or flankers) within our brand franchises. Further, we promote the performance of our prestige fragrance operations through knowledge of the market, detailed analysis of the image and potential of each brand name, and a highly professional approach to international distribution channels.

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business, and we intend to add new prestige beauty brands to our portfolio. For over 40 years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. To that end, in 2021, we closed a transaction agreement with Salvatore Ferragamo S.p.A., whereby an exclusive and worldwide license was granted for the production and distribution of Ferragamo brand perfumes. Also in 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Donna Karan and DKNY brands. This exclusive license became effective in July 2022. During 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted to Interparfums SA for the production and distribution of Lacoste brand perfumes and cosmetics effective January 1, 2024. During 2023, we closed a transaction agreement with Roberto Cavalli, whereby an exclusive and worldwide license was granted for the production and distribution of Roberto Cavalli brand perfumes and fragrance related products. This license became effective in July 2023. In December 2024, Interparfums SA purchased all Off-White brand names and registered trademarks for Class 3 fragrance and cosmetic products, subject to an existing license that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brands. As of December 31, 2024, we had cash, cash equivalents and short-term investments of approximately $234.7 million, which we believe should assist us in entering new brand licenses or outright acquisitions. We identify prestige brands that can be developed and marketed into a full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

Expand existing portfolio into new categories. We selectively broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products under some of our existing brands. We believe such product offerings meet customer needs, generate trial and further strengthen customer loyalty.

Continue to build a global distribution footprint. Our business is a global business, and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, in addition to our arrangements with third party distributors globally, we are operating distribution subsidiaries or divisions in the major markets of the United States, France, Italy and Spain for distribution of prestige fragrances. We may look into future joint arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands. While building a global distribution footprint is part of our long-term strategy, we may need to make certain decisions based on the short-term needs of the business. We believe that in certain markets, vertical integration of our distribution network may be one of the keys to future growth of our Company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

●	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach)

●	Concept choice

●	Produce mock-ups for final acceptance of bottles and packaging

●	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies

●	Choose suppliers

●	Schedule production and packaging

●	Issue component purchase orders

●	Follow quality control procedures for incoming components; and

●	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include, but are not limited to:

●	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres)

●	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane, Sozio, Synarome, Symrise) who create a fragrance consistent with our expectations and, that of the fragrance designers and creators

●	Fillers (Voyant, CPFPI, Omega Packaging, Societe de Diffusion de Produits de Parfumerie, TSM Brands, ICR, Cosmint, Tatra, Arcade Beauty, Jacomo, Parfums Vabel, Cosmeurop, CCI Production, Edipar, MF Production Bains, SDPP Alcool, Fareva Poissy, MF Productions bains, Cosmopar, BPS60, BPS02, CPC, Biopack )

●	Bottle manufacturers (Pochet du Courval, Verescence, Zignago, Vetro Brosse, Bormioli Luigi, Stoelzle Masnières, Heinz), caps (Qualipac, ALBEA, CMSI, Codiplas, Axilone Plastiques, LF Beauty, Texen Group, S.A.R.L. J3P SBG Packaging Group), Pumps (Silgan Dispensing Systems Thomaston Corp, Aptar, Rexam) or boxes (Pusterla, Verpack, Diamond Packaging, TPC Printing)

●	Logistics (DiFarco, Clarins, and Bolloré Logistics for storage, order preparation and shipment)

Suppliers’ accounts for our European based operations are primarily settled in euros and for our United States based operations, suppliers’ accounts are primarily settled in U.S. dollars. For our European based operations components for our prestige fragrances are purchased from many suppliers around the world and are primarily manufactured in France.

For United States based operations, components for our prestige fragrances are sourced from many suppliers around the world and are primarily manufactured in the United States and Italy. Additionally, we occasionally utilize third party manufacturers in China, Poland and Turkey.

Environmental, Social & Governance ("ESG")

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

Interparfums, Inc., is using a multi-step process for ESG related activities and reporting. Following the work done in ESG by our French based subsidiary, Interparfums SA, in September 2022 we launched our United States ESG program for our subsidiaries, Interparfums, USA LLC in the United States and Interparfums, Italia Srl in Italy. Environmental data regarding our regional sales offices in Geneva, Dubai and Hong Kong are not yet included in the ESG strategy. We intend that the final step in our ESG reporting will be the combination of both ESG programs into a single cohesive report.

We are committed to:

● Reducing and optimizing our environmental footprint. Climate change requires urgent action. Quantifying and disclosing our carbon impact, including scope 1, 2 and 3 emissions, is the first step in making measurable progress on environmental sustainability.

● Creating a more diverse and inclusive culture and impacting our community. Our human capital is our greatest asset. We want to build a culture genuinely focused on listening to employees, supporting their development, and leveraging their value.

● Understanding the impact of our fragrances throughout their whole life cycle. Responsible product design and ingredient procurement allows us to respond to evolving social and environmental challenges, making our work a force for good. The Company has partnered with EcoVadis to assess our suppliers' corporate social responsibility performance.

● Acting transparently and responsibly. We are committed to safety, compliance, and proactively addressing critical ingredient challenges (particularly regarding chemicals and hazardous materials). Areas of focus include ensuring the health and safety of consumers and designing products that are vegan friendly, that reduce the pressure on endangered natural resources and that are recyclable.

Additionally, Interparfums, Inc. adheres to corporate governance codes including but not limited to anti-hedging, bribery, fraud, and prohibition against insider trading. The Company’s management is responsible for the development and implementation of its ESG strategies and programs. Ultimate oversight by the Company’s Board of Directors is included in its committee charters and practices. Interparfums, Inc. is a publicly traded company (Nasdaq GS: IPAR), and files reports with the Securities and Exchange Commission (SEC). Our largest subsidiary, 72% owned Interparfums SA, is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext and is subject to the reporting requirements of the Euronext. Interparfums SA also maintains a governance policy that relates to its status as a French publicly held company, in addition to complying with this governance policy, where applicable.

Additional detailed information on Interparfums, Inc.'s ESG efforts can be found on our Company's website at https://www.interparfumsinc.com/esg and additional information published by our French based subsidiary, Interparfums SA, including their ESG performance reports can be found on their website at https://www.interparfums-finance.fr/en/csr-strategy/. References to our ESG reports on these websites are hereby incorporated by reference to this Annual Report on Form 10-K.

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

Government Regulation

Under the Federal Food, Drug and Cosmetic Act, including the recent amendments with the passage of the Modernization of Cosmetics Regulation Act of 2022 (MoCRA), fragrance products and other fragrance based personal care products, are regulated as cosmetics. The products include, but are not limited to, perfumes, colognes, fragrance mists, body sprays, body lotions, shower gels and aftershaves. They must meet the same safety requirements as other cosmetic products under MoCRA. Compliance for cosmetics includes ensuring they are safe for consumers when used according to labeled directions or as consumers customarily used.

Under the Fair Packaging and Labelling Act, companies and individuals who manufacture or market cosmetics have the legal responsibility to ensure the products are sold with accurate, clear, and informative labeling on products.

Our fragrance products and other fragrance based personal care products manufactured and marketed in Europe are also regulated as cosmetics and subject to EU Regulation 1223/2009. After Brexit, they are subject to the United Kingdom regulation of The UK Schedule 34 to the Product Safety and Metrology Regulations 2019. As of the date of this report, Interparfums products are in compliance with these regulations.  As of the date of this report, Interparfums products are in compliance with these regulations.

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

Under various licenses and other agreements, we have the right to use certain registered trademarks throughout the world for fragrance products. These registered trademarks include:

●	Abercrombie & Fitch
●	Anna Sui
●	Boucheron
●	Coach
●	Donna Karan/DKNY
●	Emanuel Ungaro
●	Ferragamo
●	French Connection
●	Graff
●	GUESS
●	Hollister
●	Jimmy Choo
●	Kate Spade
●	Karl Lagerfeld
●	Lacoste
●	MCM
●	Moncler
●	Montblanc
●	Oscar de la Renta
●	Roberto Cavalli
●	Van Cleef & Arpels

In addition, we are the registered owner of several trademarks for fragrance and beauty products, including:

●	Rochas
●	Lanvin (Class 3 only)
●	Off-White (Class 3 only)
●	Solférino
●	Intimate
●	Tristar

Equity Investments

In June 2020, our Company and Divabox, owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14 million through a capital increase.

Human Capital

        General

As of December 31, 2024, we had 647 full-time employees worldwide. Of these, 353 are full-time employees of our European based operations and its subsidiaries, with 132 employees engaged in sales activities and 221 in other departments, including administrative, production and marketing activities. Our United States based operations, consisting of offices in the United States, Italy, Hong Kong, Switzerland, and Dubai, has 294 full-time employees, and of these, 121 are engaged in sales activities and 173 in administrative, production, and marketing activities. Other than for the employees of Interparfums Italia Srl, we do not have collective bargaining agreements relating to any of our employees, and we believe the collective bargaining agreement for our employees of Interparfums Italia Srl will not have a material adverse effect on our operations.

United States Based Operations

Interparfums is a company connecting thousands of customers around the world through our global presence, but our true strength lies in the extraordinary individuals who power our success. We believe innovation flourishes when diverse minds come together. Our people bring together unique perspectives, varied life experiences, and rich cultural insights. By cultivating an environment where every voice is valued and everyone belongs, we empower our teams to collaborate and push the boundaries of what's possible.

Employee-Focused Value Proposition

One of Interparfums biggest strengths is in our employees. Our people are the source of creativity and innovation. To support and maintain this depth of talent, Interparfums aims to create a work environment that promotes the following employee-focused value propositions:

• Cultivating a culture that promotes our values of entrepreneurship, commitment, creativity and passion.

• Developing a respectful and inclusive work environment

• Empowering employees to develop their skills and grow their careers.

• Fostering team spirit and cross-functional collaboration

• Ensuring equal opportunity for all.

Offering a Workplace Free from Discrimination and Harassment, and Building a Workplace That Promotes Inclusion

At Interparfums, we strongly believe in fostering a diverse and inclusive workplace where everyone feels safe, valued, respected, and empowered to reveal their authentic selves. At Interparfums, we've created a workplace where every individual's unique identity is celebrated as a source of collective strength. We share an unwavering commitment to fostering an environment where everyone can bring their whole selves to work with confidence and pride. Our approach to inclusion is recognized at the leadership level and throughout our whole organization. In support of this mission, Interparfums celebrates Pride Month every year to both commemorate the progress made in the fight for LGBTQ+ rights and to acknowledge the ongoing work required to create inclusive and accepting workplaces.

Recruitment and Onboarding

To welcome new employees to the Interparfums organization, we provide structured onboarding processes to ensure that new joiners seamlessly integrate into their new workplace. Our goal is to provide a warm and welcoming environment to build strong relationships within our organization.

In Italy, an onboarding process is deployed including a welcome day with training on our Company’s history and values, meeting with all teams and dinner with the new employee’s team.

We also have an onboarding program in the United States, which includes a two-day newcomers’ seminar, twice a year where new hires learn more about our company, our vision, our brands, our teams, and our ways of working. New employees are also invited to participate in team building activities to build camaraderie and Interparfums spirit. By the end of these onboarding programs, employees are familiar with Interparfums culture, ways of working and support resources.

To continue fostering this sense of collaboration and innovation, Interparfums organizes annual seminars for all global employees to present a comprehensive perspective on our brands, products and marketing strategies.

Career and Talent Development

The heart of Interparfums’ success is the dedication of our people – professionals who don’t just build careers here, but legacies. Our leadership team exemplifies this commitment, with most executive officers having helped shape our journey for decades. When key leaders like our Chief Financial Officer and Chief Human Resources Officer joined us in 2022, they integrated into a culture built on deep bonds and shared values.

This continuity is not just focused on tenure and longevity - it's about the extraordinary power of a workforce united by our core values of entrepreneurship, commitment, creativity, and passion. In an era of constant change, our long-standing team members bring an invaluable blend of institutional knowledge and innovative thinking, driving our success while preserving the creative spirit that makes Interparfums unique. To celebrate this longevity, Interparfums launched an Employee Anniversary Program to celebrate those who have been with our Company for 3, 5, 10, 15, 20, 25 and more years. Our Chief Executive Officer, Jean Madar, announced the program himself and employees hitting a milestone anniversary receive a reward and are invited to a special lunch or toast with Jean and the Leadership Team.

Performance Evaluation System

At Interparfums, we believe growth happens through meaningful dialogue and purposeful development. Launched in 2022, our performance management approach drives individual performance and organizational effectiveness by aligning individual and company objectives and setting clear, fair, and transparent expectations for success. Enabling and empowering all employees to develop their skills and align with career advancement possibilities is integral to this process. Finally, the goal is to promote ongoing opportunities for employees and managers to exchange feedback on performance, milestones, development, and build stronger work relationships. The journey begins in January with goal setting and development planning. Company objectives with measurable key performance indicators are shared at the beginning of the year and cascaded down to each department. In alignment with our Company’s goals, employees set their individual goals for their respective roles. Interparfums aims for this process to be productive and engaging between managers and their teams. The year culminates in a comprehensive review that identifies achievements while charting the course for future growth. By weaving together individual goals, continuous feedback, and career development, we're not just managing performance – we are nurturing careers and building lasting partnerships that drive our collective success

Employee Engagement

During the third quarter of 2024, we conducted a companywide engagement survey with a 82% participation rate. We want to build a culture where all our employees feel included, engaged, and motivated – a workplace where they can bring their best to make things happen and achieve our collective goals.

Based on the survey’s feedback, we implemented various “People & Talent” programs with a focus on onboarding, talent management, performance, learning, internal communications, and company culture. Some examples include more enhanced benefits, our Performance Management Program, LinkedIn Learning, our toolkit for new hires, Employee Anniversary Rewards and community events. We also allow Friday remote working arrangements for our United States employees and have shorter hours on Friday during the summer months in our New York office.

Our employee engagement is not just led from the top; employees are also offered opportunities to participate in internal engagement programs like our Holiday Party Committee. To celebrate our employees, the Holiday Party Committee participated in a popular initiative where employees could be nominated for awards to be announced at our end of year holiday gathering. Awards were presented to employees voted “Helping Hand, “Calmer of Storms,” “Motivator,” “Dream Team,” and “Most Valuable Employee.”

In Italy, we implemented remote working two days per week and flexible working hours (different start and end times for employee’s workday). Community and team building events are organized to actively promote and strengthen the sense of belonging (Interparfums Italia’s birthday, Summer Party, Christmas and Easter dinners). The offices have been refurbished with a dining room for socializing and relaxing over complimentary coffee, tea and cookies. At Easter and Christmas, associations benefited from philanthropic funding by purchasing chocolate eggs (for AIL - Italian Association against Leukemia, Lymphoma and Myeloma), Christmas cards and gift baskets (for ANT - Home Medical Care for Cancer Patients), and Christmas Jumper day (for Save the Children, to protect children's rights and ensure their well-being through aid and advocacy).

Finally, to nurture employee engagement, we hold quarterly presentations with all employees presenting company results, function updates, celebrate successes and open the floor to Q&As.

Compensation and Benefits

We provide an increasingly attractive employment package at our United States operations, including Medical, Dental, Vision, basic and voluntary Life Insurance, AD&D Short-term and Long-Term Disability, a 401(k) program (plus company match), parental leave, and commuter benefits.

For our Italian operations, some of the benefits are required by law, such as health insurance for employees and family coverage, supplementary voluntary severance scheme, parental leave, study leave and paid time off. A welfare plan is provided for employees in Italy that each employee can use through a dedicated platform that comprises a broad range of benefits and services (transportation and mobility, education, health, culture and leisure time, supplementary pension, fringe benefit). Ten paid hours per year are allocated for medical appointments. Luncheon vouchers per day worked are given to cover lunch expenses. Depending on the position in question, specific categories of employees are entitled to a company mobile phone and unlimited internet access.

Offering a Healthy and Environmentally Conscious Workplace

Since September 2022 our New York City office has been partnering with Fraîche to provide smart fridges that are stocked every day with high-quality and on-trend items curated from their local partner restaurants and brands. Our New York City-based employees can have access to meals, drinks, and snacks and our Company gives each employee a daily credit to be used. We are very glad to be part of the Fraîche journey.

Together we organize popular events on important milestones such as our Earth Day and co-facilitate webinars such as “Building a More Sustainable Workplace”.

European Based Operations

The strength of Interparfums SA’s organizational model lies in the small size of its teams and even distribution of ages and levels of responsibility, enabling it to benefit from a wide range of experience. Employees are our main driver of value creation, and their fulfilment at work and their motivation are essential requirements for their development.

Caring Employer Committed to Everyone's Success

Interparfums SA is committed to living its values on a daily basis: respect and benevolence, creativity, trust, commitment and loyalty, and has identified several key challenges, listed below, related to working conditions:

●	Developing a sense of belonging
●	Respect for social dialogue
●	Quality of working conditions
●	Concern for the health and safety of everyone
●	Work-life balance

All these challenges were formalized in 2022 in the “Responsible Employer” charter, which was brought to the attention of all employees and is available on the www.interparfums-finance.fr website. The purpose of this document is to set out a framework within which everyone can operate. Attentive and committed to the success of every employee, Interparfums acts on a daily basis, right from the recruitment process and throughout the life of employment by striving to:

●	preserve everyone's quality of life at work
●	give all employees the best possible chance of success.

Employee Support

In 2023, an employee engagement survey was conducted in France. The participation rate was 81.9%, and the recommendation rate was 80.4%, which is very satisfactory. An action plan has been launched to meet employees’ expectations. Smart fridges have been installed to give them access to healthy, seasonal and cost-effective food. Internal communication has also been improved with the regular publication of newsletters. Interparfums is one of the top companies in the Consumer Goods sector, according to ChooseMyCompany’s HappyIndex®AtWork ranking. Ranked 3rd in the category for the 462 companies with more than ;150 employees, this distinction confirms our constant efforts to offer a fulfilling professional environment focused on the well-being of our teams. Based on key criteria such as professional development, working environment, management, recognition, purpose and sustainability, this ranking is based on the opinions of our employees. It highlights our ongoing commitment to creating an inspiring working environment in line with our values. The survey is due to be repeated at the beginning of 2025.

Job Security, Working Hours and Wages

Interparfums SA has put in place pay rules as well as job classification and performance evaluation systems that are applied to all employees, which help guarantee fairness and equality. Interparfums' policy is to pay all its employees a salary that ensures them and their families a better standard of living than the national average in the country in which they work. In this context, the pay of Interparfums employees includes a fixed and a variable component, as well as exceptional bonuses paid on the basis of Interparfums SA’s results.

In France, Interparfums SA pays 100% of the cost of the base health insurance plan for all employees (permanent, fixed-term, apprenticeship or professional trainees). It applies to each employee as soon as he or she joins the workforce, with no waiting period. A supplementary health insurance plan is also offered to all employees, with no waiting period, as soon as they join the workforce. As the claims/contributions ratio has been positive for several years (due to compliance with the obligations of the responsible contract described in the French Social Security Financing Act and the specifications established in 2019 with the 100% health reform, among others), certain consumption items have been significantly improved in 2024 in favor of employees.

In accordance with French law, a profit-sharing agreement was signed in 2001. For 2024, as in previous years, a significant gross amount of around €4 million is going to be redistributed to employees during the first quarter of  2025.

Interparfums SA offers all its employees working in France (after 3 months with the company) a Company Savings Plan to encourage employee savings by offering several types of funds to suit individual projects. Since 2017, Interparfums SA has upgraded its plan by offering an “Interparfums Shareholder Fund,” enabling them to benefit from changes in the value of the Interparfums SA shares within an advantageous tax framework. These payments into the Interparfums Shareholder Fund are accompanied by a substantial matching contribution from the company. In addition, a Collective Retirement Savings Plan enables all employees to prepare for their retirement and to benefit from a substantial company contribution. Employees also have the option of transferring part of their unused leave to the Collective Retirement Savings Plan each year. Management employees benefit from a supplementary pension contract with defined contributions and compulsory membership. This individual contract is funded by monthly employee and employer contributions, which are freely allocated. Interparfums SA has chosen to help its employees build up this pension, which complement their retirement, by paying a significant proportion of the contributions. Special pension arrangements are available for employees of Interparfums SA’s subsidiaries in Singapore and the United States.

Social Dialogue

For employees working in France, elections for staff representative organizations are held every four years, as required by law. The Social and Economic Committee (“CSE”) was renewed in June 2023. It is made up of 4 managerial staff, including a harassment officer. The CSE meets once a month to be informed and consulted on strategic and organizational issues that have an impact on the employees. Following the return of the CSE in June 2023, the "Health and Safety at Work" committee was re-established as a continuation of the previous Hygiene, Safety and Work Conditions Committee. The committee is made up of two non-managerial staff and usually meets once a quarter. An employee designated as responsible for health, safety and working conditions has been appointed internally. A number of employees trained in first aid are trained every two years, and health advisers have also been appointed since the Covid pandemic started in 2020.

Health and Safety

In 2024, one work-related accident was recorded, which resulted in sick leave. No occupational illnesses have been reported. As Interparfums has no production site, the risk of work-related accidents is not significant. In addition, Interparfums SA’s operations do not create safety hazards.

Our employees, who work mainly in the offices at our Paris headquarters, enjoy excellent working conditions. In 2022, the premises were transferred to a single site on rue de Solférino ,in a building renovated to the latest standards in terms of user comfort. Smart systems mean everyone can manage their own lighting and ventilation. The site is easily accessible by public transport, and its car park has bicycle spaces and two vehicle charging points.

In addition, Interparfums SA is particularly sensitive to the issue of good posture at work and the prevention of musculoskeletal risks. Mobile employees are provided with good quality company cars, and all have IT equipment tailored to their needs. Interparfums SA has also implemented several measures to maintain good working conditions for its employees, its service providers, and particularly those working permanently in its logistics warehouse. These include: a warehouse heated to 11°C/ 51.8°Fahrenheit (with the provision of suitable clothing, individual changing rooms and showers, premises with natural light, a dedicated and well-maintained lunch area, etc.). Following a review of workstations designed to measure difficult working conditions, no workstations have been identified as difficult.

Further, as part of the drive to prevent psychosocial risks, a counselling and psychological support service is available to employees via a dedicated toll-free number, in partnership with the Institut d'Accompagnement Permanent Psychologique et de Ressources (IAPR).

Involve Employees in High Impact Philanthropic Initiatives

Interparfums SA is also developing social initiatives in the following areas:

●	development of local economy
●	relations with educational organizations
●	funding for community projects.

In 2024, Interparfums decided to support the Société des Amis des Musées d'Orsay et de l'Orangerie. These museums are ideally located next to Interparfums SA’s headquarters, and their programs should enable employees to broaden their knowledge, arouse their curiosity and even discover new sources of inspiration as part of a “cultural vacation”. Thanks to this partnership, they can discover the exhibitions and rich permanent collections of these two museums free of charge.

Long Term Support for Charity and Initiatives

Interparfums SA supports charities and organizations working in the fields of solidarity, children, fighting exclusion, healthcare and more by providing financial aid to help them carry out their projects. Since 2018, through the Givaudan Foundation, Interparfums has helped install 10 school infrastructures in Sulawesi, the Indonesian island where the patchouli specific to Montblanc Explorer Eau de Parfum is grown. By 2023, more than 1,200 children and 110 schoolteachers had benefited from this initiative. In 2024, Interparfums SA renewed its partnership with the Givaudan Foundation for the seventh consecutive year. Also in 2024, support was once again given to the CEW (Cosmetic Executive Women) to finance volunteer beauticians caring for women suffering from cancer, and to EliseCare, which helps civilian populations affected by war.

Equal Treatment and Opportunities for All

With a management style that is very family-oriented and close to employees, everyone is free to share their ideas while respecting the company’s values. Management attaches the utmost importance to ensuring that everyone understands and supports Interparfums SA’s strategy. The flexibility of the organization, which is essentially made up of small teams, means that it can quickly adapt to any changes or developments in the external environment.

Sharing the “Interparfums spirit” also means that all employees adhere to and are aware of Interparfums SA’s ethical values, as well as ensuring that employees feel fulfilled at work and respect good working conditions. This ethical commitment has been formalized in a “Business Ethics Charter,” to which everyone adheres and which particularly focuses on health, safety, discipline, risk prevention, harassment, respect for individual freedoms, sensitive transactions, fraud and business confidentiality. Since 2017, a charter on the “right to disconnect,” i.e., a French labor law provision that allows employees to ignore work-related communications, such as emails and phone calls, outside of their official working hours has also been in place, and every employee has signed up to it.

The Human Resources Department is particularly vigilant in each of its recruitments. Only the skills, experience, qualifications and personality of candidates are taken into account when selecting new recruits. Diversity of profiles, cultures, ages and genders is a source of strength for our teams, the company’s greatest asset. Since 2019, Interparfums has organized an annual disability awareness campaign.

On November 21, 2024, we were lucky enough to take part for the first time in “DuoDay,” a French national event that enables people with disabilities to discover the corporate world. At Interparfums, 6 pairs were formed with company employees to discover our marketing, development and sales professions. This day was a wonderful opportunity to share our savoir-faire, but also to change the way we look at disability and overcome prejudices.

Thanks to these awareness-raising campaigns and local support from the Human Resources teams, three employees have been recognized as disabled workers via the RQTH (Recognition as a Worker with a Disability). Interparfums SA also contributes indirectly to the employment of people with disabilities and fights exclusion and discrimination. In particular, it has chosen to work with a disability-friendly company for the packaging of its perfume boxes.

Employees Training

The quality of the work carried out by the teams is enhanced throughout. the careers of our employees by training in order to maintain a high level of competence in all business categories. To this end, Interparfums SA offers all its employees development plans enabling them to broaden their technical, managerial and personal skills.

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

All of our rights relating to prestige fragrance brands, other than Off-White, Lanvin and Rochas, are derived from licenses or other agreements from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses and other agreements on terms favorable to us. Each license or agreement is for a specific term and may have additional optional terms. Generally, each license is subject to us making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. Other agreements are generally subject to meeting minimum sales requirements. Just as the loss of a license or other significant agreement may have a material adverse effect on us, a renewal on less favorable terms may also negatively impact us.

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

We review, and from time to time may establish arrangements and strategic alliances that we believe would complement our current product offerings, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. These business relationships may require us to rely on the local expertise of our partners with respect to market development, sales, local regulatory compliance and other matters. Further, there may be challenges with ensuring that such arrangements or strategic alliances implement the appropriate internal controls to ensure compliance with the various laws and regulations applicable to us as a U.S. public company. Accordingly, in addition to commercial and operational risk, these arrangements and strategic alliances may entail risks such as reputational risk and regulatory compliance risk. In addition, there can be no assurance that we will be able to identify suitable alliances or candidates, that we will be able to consummate any such alliances or arrangements on favorable terms, or that we will realize the anticipated benefits of entering into any such alliances or arrangements.

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

The public health crisis caused by the COVID-19 pandemic, its variants and the measures being taken by governments and businesses, including us, our suppliers, our distributors, retailers and the public, to limit COVID-19’s spread, previously had certain negative impacts on our business. Any reemergence of COVID-19, or a new pandemic, could have certain negative impacts on our business, including but not limited to, the following:

●

Deteriorating economic and political conditions in certain of our major markets affected by such pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns could cause a decrease in demand for our products.

●

We may be required to record significant impairment charges with respect to noncurrent assets, including trademarks, licenses and other intangible assets whose fair values may be negatively affected by the effects of reemergence of the COVID-19 pandemic or emergence of a new pandemic on our operations.

●

Considerable uncertainty remains regarding the potential reemergence of COVID-19 variants, or the emergence of a new pandemic, including potential reinstatement of measures by various authorities and others in response to any such re-emergence or new pandemic emergence. As we continue to monitor potential COVID-19 variants or new pandemic developments, including the impacts on our consumers, customers and suppliers, we will take further measures as necessary to protect our business and our employees. Some of the actions we take could adversely impact our business, and there is no certainty that our actions will be sufficient to mitigate the risks and the impacts of a reemergence of COVID-19 variants or new pandemic.

●

Actions we may take, or decisions on potential actions that we did not take, as a consequence of a resurgence of a COVID-19 variant pandemic or new pandemic emergence may result in claims or litigation against us.

The extent and potential short and long-term impact of a reemergence of COVID-19 variants or any other pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and spread of the outbreak, our customers’ willingness to travel and purchase our products, and the impact on our supply chain and the financial markets, all of which are highly uncertain and cannot be predicted.

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

Risks Associated with Changes in International Trade Policies, Tariffs and Cross-Border Operations

The US government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has initiated or is considering the imposition of tariffs on certain foreign goods, including fragrances and fragrance related products. Changes in US trade policy could result in one or more of US trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. As an example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. Our business operations, financial condition, and results of operations could be significantly affected by these measures and the potential expansion of existing tariffs or implementation of new tariffs, trade restrictions, or retaliatory measures by China, Mexico, or Canada that could disrupt our established supply chain, increase costs of goods sold into the United States and this in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the US economy, which in turn could adversely impact our business, financial condition and results of operations.

Terrorist attacks, acts of war or military actions, other civil unrest or natural disasters may adversely affect territories in which we operate, and therefore affect our business, financial condition and operating results.

Terrorist attacks such as those that have previously occurred in Paris, France where we have our European headquarters, among other locations, and attempted terrorist attacks, military responses to terrorist attacks, other military actions, or governmental action in response to or in anticipation of a terrorist attack, or civil unrest as occurring in the Middle East and Africa or natural disasters, such as the recent wild fires in southern California,  may adversely affect prevailing economic conditions. These events could result in work stoppages, reduced consumer spending or reduced demand for our products. These developments subject our worldwide operations to increased risks and, depending on their magnitude, could reduce net sales and therefore could have a material adverse effect on our business, financial condition and operating results.

The loss of or disruption in our distribution facilities could have a material adverse effect on our business, financial condition and operating results.

We currently have several distribution facilities in Europe, China and the United States. The loss of any of those facilities, as well as the inventory stored in those facilities, would require us to find replacement facilities and assets. In addition, terrorist attacks or acts of God, such as extreme weather conditions, natural disasters and the like, could disrupt our distribution operations. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, then such failure could have a material adverse effect on our business, financial condition and operating results.

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

A substantial portion of our European based operations’ net sales (over 50%) are sold in U.S. dollars. In an effort to reduce our exposure to foreign currency exchange fluctuations, we engage in a controlled program of risk management that includes the use of derivative financial instruments for all major currencies with which we operate. Despite such actions, fluctuations in foreign currency exchange rates for the U.S. dollar, particularly with respect to the euro, could have a material adverse effect on our operating results. Possible import, export, tariff and other trade barriers, which could be imposed by the United States, the European Union, or other countries might also have a material adverse effect on our operating results.

Changing political conditions could adversely impact our business and financial results.

Changes in the political circumstances in the markets in which we manufacture, sell or distribute our products may be difficult to predict and may adversely affect our business and financial results. In addition, results of elections, referendums or other political processes in certain markets in which our products are manufactured, sold or distributed could create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, the movement of goods, services, capital and people between countries and other matters. The potential implications of such uncertainty, which include, among others, exchange rate fluctuations, tariffs, trade barriers and market contraction, could adversely affect the Company’s business and financial results.

The wars between Russia and Ukraine, and Israel and Hamas or other Iranian sponsored actors could adversely impact our business and financial results.

The wars between Russia and Ukraine, and Israel and Hamas have negatively impacted our operations to a limited degree to date. However, future impacts to our Company are difficult to predict due to the high level of uncertainty as to how these wars will evolve. Fuel supplies and supply chain cost increases, as well as retailers or consumers, could all be negatively impacted by these wars. Such negative impacts could have a material adverse effect on our net sales, earnings and cash flows.

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

We rely on outside sources to manufacture our fragrances and cosmetics. The failure of such third party manufacturers to deliver either compliant, quality components or finished goods on a timely basis could have a material adverse effect on our business. Although we believe there are alternative manufacturers available to supply our requirements, we cannot assure you that current or alternative sources will be able to supply all of our demands on a timely basis. We do not intend to develop our own manufacturing capacity. As these are third parties over whom we have little or no control, the failure of such third parties to provide components or finished goods on a timely basis could have a material adverse effect on our business, financial condition and operating results.

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

Under the Federal Food, Drug and Cosmetic Act, fragrance products are regulated as cosmetics, and fragrances include perfumes, colognes and aftershave. They must meet the same requirements for safety as other cosmetic ingredients. Compliance required of fragrance ingredients includes being safe for consumers when they are used according to labelled directions or as consumers customarily use them.

Under the Fair Packaging and Labelling Act, companies and individuals who manufacture or market cosmetics have the legal responsibility to ensure the products are safe and labelled according to the Act.

Our fragrance products that are manufactured and marketed in Europe are also regulated as cosmetics and subject to EU Regulation 1223/2009, and after Brexit, the United Kingdom regulation of The UK Schedule 34 to the Product Safety and Metrology Regulation 2019. As of the date of this report, Interparfums’ products are in compliance with these regulations.

However, we cannot assure you that should we use proscribed ingredients in our fragrance products that we develop or market, or develop or market fragrance products with different ingredients, or should existing regulations or requirements be revised, we would not in the future experience difficulty in complying with such requirements, which could have a material adverse effect on our results of operations.

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

President Trump’s anti-DEI sentiment could subject our business to potential claims.

In the United States, the President has recently issued Executive Order 14173 opposing diversity, equity, and inclusion (“DEI”) initiatives in the private sector. In recent years, anti-DEI sentiment has gained momentum across the United States in favor of a merit based system, as several states and Congress have proposed or enacted “anti-DEI” policies, legislation, or initiatives. However, the European Union and France, the country where our 72% owned subsidiary is organized and has its principal place of business, have enacted both ESG (environmental, social and governance) and DEI initiatives, regulations and requirements. Compliance with such anti-DEI-related policies, legislation, initiatives, and scrutiny in the United States, while our French operating subsidiary complies with European ESG and DEI requirements, could result in our company facing additional compliance obligations, becoming the subject of investigations or enforcement actions, or sustaining damage to our reputation.

We have identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2024. If we are unable to remediate these material weaknesses or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report financial information.

As disclosed in Part II, Item 9A, “Controls and Procedures,” we have identified material weaknesses in our internal controls over financial reporting related to risk assessment, monitoring of controls, lack of documentation of evidence of control operating effectiveness and information technology general controls.  A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statements will not be prevented or detected on a timely basis. As a result of the material weakness, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2024. We cannot be certain that the measures we may take in the future will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate our existing or any future material weaknesses in our internal control over financial reporting, our ability to record, process or report financial information accurately and to prepare financial statements in an accurate and timely manner could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Despite significant inflationary pressures that started during 2022 and continued into 2024, affecting many aspects of our business, especially increasing component costs and shipping, we were able to offset the effects of inflation during 2022 by increasing the prices of our products. Although inflation was a major factor in 2023 and continued to have impacts in 2024, we increased our sales prices to mitigate its impact to some degree in prior years and implemented cost saving efforts to mitigate these impacts in the current year. However, we may not be able to continue increasing our prices indefinitely without causing a reduction in the number of consumers with sufficient disposable income to buy certain of our fragrance products, which could have a material adverse effect on our business.

●	Fragrance Markets

The success of our products is dependent on public taste.

Our revenues are substantially dependent on the success of our products, which depends upon, among other matters, pronounced and rapidly changing public tastes, factors which are difficult to predict and over which we have little, if any, control. In addition, we have to develop successful marketing, promotional and sales programs in order to sell our fragrances and fragrance related products. However, if we are not able to develop additional successful marketing, promotional and sales programs, then such failure will have a material adverse effect on our business, financial condition and operating results.

We are subject to extreme competition in the fragrance industry.

The market for fragrance products is highly competitive and sensitive to changing market preferences and demands. Competitive factors include pricing, marketing, advertising and promotional activities, expansion of e-commerce activities, advances in technology such as AI, and most importantly, consumer brand recognition. Many of our competitors in this market are larger than we are and have greater financial resources than are available to us, potentially allowing them greater operational flexibility. Our success in the prestige fragrance industry is dependent upon our ability to continue to generate original strategies and develop quality products that are in accord with ongoing changes in the market. If there is insufficient demand for our existing fragrance products, or if we do not develop future strategies and products that withstand competition, or if we are unsuccessful in competing on price terms, then we could experience a material adverse effect on our business, financial condition and operating results.

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

Our failure to protect our reputation, or the failure of our partners to protect their reputations, could have a material adverse effect on our brands’ images.

Our ability to maintain our reputation is critical to the images of our various brands. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity or if we, or the third parties with whom we do business, do not comply with regulations or accepted practices. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, such as animal testing, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, including applicable United States trade sanctions, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. We are also dependent on the reputations of our brand partners and licensors, which can be affected by matters outside of our control. Damage to our reputation or the reputations of our brand partners or licensors or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.

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

Cybersecurity incidents may also result in the future from social engineering, i.e., the manipulation of people into sharing information, downloading malicious software, visiting malicious websites and sending money to criminal websites masquerading as legitimate websites, compromising their personal or organizational security, or masquerading of authorized users. Malicious activity may exploit design flaws and security weaknesses, or sabotage information systems. Cybersecurity incidents can also be caused by other malicious software programs or other attacks, such as ransomware, and “denial of service attacks.” Use of AI may intensify cybersecurity risks as techniques used in cyberattacks continue to become more sophisticated and thereby more dangerous. Malicious use of AI, or any other unauthorized access to our informational systems could result in disruption or damage to our information systems, and significant expense in remediating the damage, thereby adversely affecting our business and results of operations.

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

Item 1B. Unresolved Staff Comments.

Interparfums, Inc. is the subject of an informal investigation from the staff of the Enforcement Division of the United States Securities and Exchange Commission (the “SEC”), and we have responded to the SEC staff denying any wrongdoing. The issue is related to the alleged failure to disclose in our August 2023 proxy statement certain issues that our prior auditor, Mazars USA LLP, had in 2018 and 2020, which were rectified in 2023. As this did not affect in any way our financial statements, we deemed these issues not to be material, and have substantiated our position to the SEC staff. At the present time we have not yet heard back from the SEC staff.

Item 1C. Cybersecurity

Cybersecurity for our Company is conducted by our United States based operations and European based operations. For our United States based operations, our Information Technology department (“ITUS”) in New York, New York is in charge of our cybersecurity for offices in the United States, Italy, and other remote locations. For our European based operations, our Information Technology department (“ITEU”) in Paris, France, is in charge of our cybersecurity for offices in France, and other remote locations. Each of ITUS and ITEU report to their respective segment Chief Executive Officers, Messrs. Madar for ITUS and Benacin for ITEU, who are also directors of our Company. Any material issues of cybersecurity would then be reported to our Board of Directors. As of the date of this report, we have not had any material cybersecurity incidents.

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

In addition, Interparfums SA has adopted an IT Charter that defines the rights and obligations of employees and users of their information system, to ensure that the information technology resources are used in a secure environment complying with the procedures of internal control, and regularly performs penetration testing. Beginning in January 2024, Interparfums SA commenced enrolling all employees of Interparfums SA in cybersecurity training. United States based operations provides specific user IDs, and employees are instructed to set up passwords that are not easy to guess, keep passwords confidential, and immediately change such employee’s password if such employee believes it has been compromised. All desktop and laptop computers must be password protected and must be changed every 90 days. In addition, employees must not knowingly input erroneous, fraudulent, fictitious or otherwise inappropriate data into any application/system and report any suspicious activity to ITUS. Company employees are prohibited from downloading any files or software for personal use, and may not create any independent data connections from Company offices that attempt to sidestep the Company’s network security policy or mechanisms.

Neither United States based operations nor European based operations sells directly to retail consumers, which diminishes to some degree, but does not preclude, the likelihood of third party access to our data.

Item 2. Properties

United States Based Operations

We maintain our corporate headquarters and United States based operations in approximately 32,000 square feet with a term that expires on December 31, 2029, and have been at the same location in New York City since 1992. We also have a 140,000 square foot distribution center in New Jersey, and this lease expires on October 31, 2025. In addition, we have negotiated a 5 year Logistics Services Agreement with Ceva Air & Ocean USA Inc., which we anticipate will commence on approximately June 1, 2025, and which may be terminated sooner by either party upon 90 days' notice. In October 2021 we leased office space in Florence, Italy for a 6-year term with an option for an additional 6 years for Interparfums Italia Srl, and office space in Paris, France. We also maintain a distribution center in Liscate, Italy. In 2023 we obtained small, leased space for our new sales subsidiaries in Dubai and Switzerland, in addition to maintaining a leased sales office in Hong Kong.

 European Based Operations

Since March 2022, our European based operations have maintained their corporate headquarters at 10 rue de Solférino in the 7th arrondissement of Paris. This is an office complex combining three buildings connected by two inner courtyards and consists of approximately 40,000 total sq. ft. United States distribution operations for European based operations maintain their headquarters in New York City, with a lease that expires in May 2029. Since 2022, we also purchased several small apartments at 96 rue de l’Université, Paris adjacent to the main office complex and are converting them into additional offices. An office is located in Singapore for Asia-Pacific distribution by European based operations.

In addition, European based operations maintain an approximately 37,000 square meters (approximately 398,265 square feet) distribution center located in Criquebeuf sur Seine, France, with a term that expires May 2027 and an option to extend the term for an additional two years. Interparfums SA also has several agreements for warehousing and distribution services which are renewed on a three-year basis. Fees for such services are partially calculated based upon a percentage of sales, which is customary in the industry.

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

Fiscal 2024	High Closing Price	Low Closing Price
Fourth Quarter	139.92	118.08
Third Quarter	140.68	113.85
Second Quarter	138.31	109.63
First Quarter	155.12	133.33

Fiscal 2023	High Closing Price	Low Closing Price
Fourth Quarter	147.71	121.48
Third Quarter	150.70	129.06
Second Quarter	157.59	125.60
First Quarter	143.87	96.65

As of March 10, 2025, the number of record holders, which include brokers and broker nominees, etc., of our common stock was 28. We believe there are approximately 57,700 beneficial owners of our common stock.

Corporate Performance Graph

The following graph compares the performance for the periods indicated in the graph of our common stock with the performance of the Nasdaq Market Index, the average performance the Company’s peer group consisting of: Coty Inc., e.l.f. Beauty, Inc., Estée Lauder Companies, Inc., L’Oréal SA, LVMH Moët Hennessy Louis Vuitton, Natura &Co Holding SA, Olaplex Holdings, Inc., Procter & Gamble Co., and Shiseido Co Ltd. The graph assumes that the value of the investment in our common stock and each index was $100 at the beginning of the period indicated in the graph, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Interparfums, Inc., the NASDAQ Composite Index,
and a Peer Group

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Below is the list of the data points for each year that correspond to the lines on the above graph.

	12/19	12/20	12/21	12/22	12/23	12/24

Interparfums, Inc.	100.00	83.75	149.91	138.82	210.93	197.35
NASDAQ Composite	100.00	144.92	177.06	119.45	172.77	223.87
Peer Group	100.00	118.87	138.71	116.33	114.95	101.55

Dividends

In February 2022, our Board of Directors authorized an annual dividend of $2.00 per share, payable quarterly. In February 2023, our Board of Directors authorized an increase in the annual dividend to $2.50 per share and in February 2024, our Board of Directors increased the annual dividend to $3.00 per share. In February 2025, our Board of Directors further increased the annual dividend to $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on March 28, 2025 to shareholders of record on March 14, 2025.

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

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 65%, 65% and 68% of net sales for 2024, 2023 and 2022, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Moncler, Montblanc, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. Our exclusive and worldwide license for the production and distribution of Lacoste brand perfumes and cosmetics became effective in January 2024.

Through our United States based operations, we also produce and distribute fragrances and fragrance related products. United States based operations represented 35%, 35% and 32% of net sales in 2024, 2023 and 2022, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanual Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta, and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Jimmy Choo, Montblanc, Coach, GUESS, Donna Karan/DKNY, Lacoste and Ferragamo brand names. This diversified portfolio of top brands represented 76%, 73% and 71% of total sales in 2024, 2023, and 2022, respectively.

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2024	2023	2022
Jimmy Choo	17%	17%	18%
Montblanc	15%	17%	18%
Coach	14%	15%	15%
GUESS	12%	12%	12%
Donna Karan/DKNY	7%	7%	3%
Lacoste	6%	—	—
Ferragamo	5%	5%	5%

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

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source our needed components from our suppliers. These components are received and stored directly at our third party fillers or received at one of our distribution centers. For those components received at one of our distribution centers, based upon production needs, the components are subsequently sent to one of several third party fillers, which manufacture the finished product for us and then deliver them to one of our distribution centers.

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

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this 2024 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2024.

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

Long-Lived Assets

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 9.47%. The cash flow projections are based upon a number of assumptions, including future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

At December 31, 2024 indefinite-lived intangible assets aggregated $116.2 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2024 assuming all other assumptions remained constant:

$ in millions	Change	Increase (decrease) to fair value
Weighted average cost of capital	+10%	$(14.0)
Weighted average cost of capital	-10%	$18.0
Future sales levels	+10%	$12.5
Future sales levels	-10%	$(12.5)

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

In determining the useful life of our Lanvin brand names and trademarks, we applied the provisions of ASC topic 350-30-35-3. The only factor that prevented us from determining that the Lanvin brand names and trademarks were indefinite lived intangible assets was Item c. “Any legal, regulatory, or contractual provisions that may limit the useful life.” The existence of a repurchase option, originally in 2025 and amended to 2027, may limit the useful life of the Lanvin brand names and trademarks to the Company. However, this limitation would only take effect if the repurchase option were to be exercised and the repurchase price was paid. If the repurchase option is not exercised, then the Lanvin brand names and trademarks are expected to continue to contribute directly to the future cash flows of our Company and their useful life would be considered to be indefinite.

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

Quantitative Analysis

During the three-year period ended December 31, 2024, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2024, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.2 million and selling, general and administrative expenses would have changed by approximately $0.1 million. The collective impact of these changes on 2024 operating income, net income attributable to Interparfums, Inc., and net income attributable to Interparfums, Inc. per diluted share would be an increase or decrease of approximately $0.2 million, $0.2 million and $0.1, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2024	% Change	2023	% Change	2022
European based product sales	$953.0	10%	$863.4	16%	$744.0
United States based product sales	511.3	12%	455.8	33%	342.7
Eliminations	(12.0)	na	(1.5)	na	(0.1)
Total net sales	$1,452.3	10%	$1,317.7	21%	$1,086.7

na - not applicable

Net sales in 2024 increased 10% compared to 2023. At comparable foreign currency exchange rates, net sales also increased 10% in 2024, as compared to 2023, of which 9% is related to new brands. The average dollar/euro exchange rate for 2024 was 1.08, in line with 2023.

For European based operations, sales grew by 10% for the full year 2024 driven by the strong performance of Jimmy Choo, the addition of Lacoste, and solid execution of some of our smaller brands. Our largest brand, Jimmy Choo, increased 2024 sales by 7% as compared to 2023, attributable to the ongoing success of the I Want Choo franchise, while our second and third largest brands, Montblanc and Coach, were broadly flat against a high base period in 2023 where sales grew by 15% and 25%, respectively. Lacoste, our newest brand for European based operations, exceeded the Company's expectations in its first year, achieving $85 million in net sales in 2024 thanks to the solid performance of the L.12.12 lines and the successful launch of the Lacoste Original line. There were also gains made by our mid-sized brands, including Karl Lagerfeld, Moncler, Van Cleef & Arpels and Rochas.

For United States based operations, sales grew by 12% in 2024, due to the continued robust performance of legacy scents. GUESS, our largest United States based brand, increased 2024 sales by 13%, due to the initial success of our new pillar, GUESS Iconic (women), extensions for Uomo Intenso (men), as well as a variety of multi-scent collections including Amore, Elements, and Sexy Skin Metallique. For Donna Karan/DKNY, net sales increased by 9% in 2024 compared to 2023 driven by the success of Donna Karan's four-scent Cashmere Collection, and the blockbuster launch of DKNY 24/7. Additionally, the brand exceeded $100 million in sales for the year. Sales of Ferragamo were flat against a high base period in 2023 where sales grew by 21%. Roberto Cavalli, our newest brand for United States based operations, achieved net sales of $31 million in its first year under the Company's management.

We are confident in our future as 2025 has many exciting developments for the Company, including expansion of e-commerce channels and a strong pipeline of new launches across our prestige portfolio. Lacoste Original and Jimmy Choo I Want Choo Le Parfum will continue their expansion in 2025. New launches are also planned for a new men's blockbuster for GUESS, Iconic, a new Ferragamo blockbuster, Fiamma, an MCM collection in the first quarter and a new Roberto Cavalli blockbuster in the second quarter. Additionally, we have a slate of brand extensions and flankers for Montblanc Explorer, Jimmy Choo Man, Coach Woman and Man, Lacoste L.12.12 and Original, MCM Diamond, Ferragamo Men, and two new scents for the Donna Karan Cashmere Collection.  The upcoming year will also stand out for the creation of the proprietary brand Solférino, a collection of 10 niche fragrances developed by star perfumers and intended for the collector's fragrance market. While the pace of growth in the market is starting to normalize closer to historical levels following massive growth seen over the past few years, the power of our diverse brand portfolio, in combination with our agile operating model, should help us gain market share.

As in the past, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. However, we have no certainty that any new license or acquisition agreements will be consummated.

 Net Sales to Customers by Region

	Years ended December 31,
	2024	2023	2022
	(in millions)

North America	$541.9	$511.7	$421.0
Western Europe	364.3	301.2	259.2
Asia/Pacific	197.0	191.8	163.6
Middle East and Africa	122.8	117.1	98.8
Eastern Europe	118.1	103.2	74.2
Central and South America	108.2	92.7	69.9
	$1,452.3	$1,317.7	$1,086.7

Our largest market, North America, achieved sales growth of 6% in 2024 compared to 2023, followed by Western Europe and Asia where sales grew by 21% and 3% in 2024, respectively, compared to 2023. Middle East and Africa, Eastern Europe, and Central and South America also achieved top line growth of 5%, 14% and 17% in 2024, respectively, compared to 2023. Additionally, our travel retail business is continuing to strengthen.

Gross Profit Margin

	Years ended December 31,
	2024	2023	2022
	(in millions)
European based operations:
Net sales (a)	$953.0	$863.4	$744.0
Cost of sales (a)	314.5	282.9	236.9
Gross margin (a)	$638.5	$580.5	$507.1
Gross margin, as a percentage of net sales	67.0%	67.2%	68.2%

United States based operations:
Net sales	$511.3	$455.8	$342.7
Cost of sales	215.2	196.0	155.4
Gross margin	$296.1	$259.8	$187.3
Gross margin, as a percentage of net sales	57.9%	57.0%	54.7%

(a) Amounts do not reflect eliminations of intercompany sales of European based operations products sold to United States based operations.

The Company’s gross margin percentage was 63.9% in 2024 as compared to 63.7% in 2023 and 63.9% in 2022. The slight increase in gross margin percentage was driven by segment mix and the impact of certain one-time expenses related to inventory in 2023.

For European based operations, gross profit margin as a percentage of net sales was 67.0%, 67.2% and 68.2% in 2024, 2023 and 2022, respectively. European based operations were negatively impacted by brand and channel mix. These negative impacts were partially offset by the positive impact of certain one-time expenses related to inventory in 2023. For United States based operations, gross profit margin was 57.9%, 57.0% and 54.7% in 2024, 2023 and 2022, respectively. The year-over-year increase was driven by favorable brand and channel mix.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales, and aggregated $61.5 million, $52.3 million and $43.1 million in 2024, 2023 and 2022, respectively, and represented 4.2%, 4.0% and 4.0% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of sales.

Selling, General and Administrative Expenses

	Years ended December 31,
	2024	2023	2022
	(in millions)
European based operations
Selling, general and administrative expenses	$441.6	$406.6	$358.3
Selling, general and administrative expenses as a percentage of net sales	46.3%	47.1%	48.2%

United States based operations
Selling, general and administrative expenses	$206.9	$181.1	$134.0
Selling, general and administrative expenses as a percentage of net sales	40.5%	39.7%	39.1%

The Company’s selling, general and administrative expenses as a percentage of nets sales were 44.7%, 44.6% and 45.3% in 2024, 2023 and 2022, respectively. The percentage of net sales remained flat from the prior year as increased amortization cost from the addition of the Lacoste license, which represented $6 million for the year, were offset due to promotional and advertising activities by our European based operations growing slower than sales growth in 2024.

For European based operations, selling, general and administrative expenses increased 9% and 13% in 2024 and 2023, respectively, as compared to the corresponding prior year period, and represented 46.3%, 47.1% and 48.2% of net sales in 2024, 2023 and 2022, respectively. The increases in expenses are in line with fluctuations in sales for European operations, primarily from increases in employee related costs due to a one-time severance payment of $2.2 million, and higher royalty costs offset by promotion and advertising expenditures growing slower than sales. Furthermore, promotion and advertising activities originally planned for the third and fourth quarter were phased into 2025 resulting in a decrease in selling, general and administrative expenses as a percentage of net sales in 2024 as compared to 2023.

For United States based operations, selling, general and administrative expenses increased 14% and 35% in 2024 and 2023, respectively, as compared to the corresponding prior year period, and represented 40.5%, 39.7% and 39.1% of net sales in 2024, 2023 and 2022, respectively. The increases in selling, general and administrative expenses as a percentage of net sales were largely driven by continued investment in infrastructure and employee headcount to support the growth of the business as well as increased promotional and advertising spending.

Promotion and advertising included in selling, general and administrative expenses aggregated $280.5 million, $261.3 million and $212.4 million in 2024, 2023 and 2022, respectively. Promotion and advertising represented 19.3%, 19.8% and 19.5% of net sales in 2024, 2023 and 2022, respectively. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have had a beneficial effect on sales. Additionally, as 2024 saw a lighter innovation program than in prior years, the Company focused on increasing promotional and advertising spending to support the continued success of our existing brands and to support the initial launches of our new brands, Lacoste and Roberto Cavalli. We also continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. As noted above, some promotion and advertising expenses were phased into 2025 for European based operations in order to further strengthen our first half of 2025. Long-term, we continue to anticipate that on a full year basis, promotion and advertising expenditures should aggregate approximately 21% of net sales.

Royalty expense included in selling, general and administrative expenses aggregated $117.8 million, $103.8 million and $87.0 million in 2024, 2023 and 2022, respectively. Royalty expense represented 8.1%, 7.9% and 8.0% of net sales in 2024, 2023 and 2022, respectively, due to changes in brand mix.

Impairment Loss

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was an impairment charge for trademarks with indefinite useful lives of $4.0 million and $6.8 million in 2024 and 2022, respectively, relating to our Rochas fashion business and an impairment charge for trademarks with indefinite useful lives of $0.9 million in 2022 relating to our Intimate trademark. There was no impairment charge for trademarks with indefinite useful lives in 2023.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 18.9%, 19.1% and 17.9% for the years ended December 31, 2024, 2023 and 2022, respectively.

Other Income and Expenses

Overall, other income and expense was a loss of $6.4 million, $1.8 million, and $0.1 million in 2024, 2023, and 2022, respectively. The main drivers of the change between 2024 and 2023 are discussed in more detail below. These include an increase in interest expense on borrowings of $0.4 million, a gain on foreign currency of $0.5 million, a gain on interest income related to cash and cash equivalents and short-term investments of $0.5 million, and losses on marketable securities of $2.1 million of which $1.5 million is unrealized. Additionally, there was a one-time gain of $3.1 million recognized in 2023 related to the sale of marketable securities.

Interest expense is primarily related to the financing of brand and licensing acquisitions and the financing of the headquarters of Interparfums SA. The increase in interest expense in 2024 is related to increased borrowings during the year. In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a $51.9 million (€50 million) four-year loan agreement. The loan agreement bears interest at Euribor-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. Additionally, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year approximately $124.7 million (€120 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately $83.1 million (€80 million) of the variable rate debt was swapped for fixed interest rate debt with a maximum interest rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%. Additionally in July 2024, the Company entered into a $41.6 million (€40 million) three-year loan agreement that bears a fixed interest rate of 4.03%. The loan was used to improve our short-term cash position. Long-term debt including current maturities aggregated $157.3 million, $157.5 million and $180.0 million as of December 31, 2024, 2023 and 2022, respectively.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Greater than 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in each 2024, 2023, and 2022.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments and realized and unrealized gains and losses on marketable securities. Interest income was $4.4 million in 2024 compared to $3.9 million in 2023. As of December 31, 2024, short-term investments also include approximately $7.7 million of marketable equity securities of other companies in the luxury goods sector. In the first quarter of 2023, the Company sold marketable securities which generated a gain of $3.1 million. The Company purchased additional marketable securities throughout 2023 and 2024, resulting in an losses of $2.1 million during 2024, of which $1.5 million was unrealized.

Income Taxes

Our consolidated effective tax rate was 24.2%, 24.8% and 22.2% in 2024, 2023 and 2022, respectively.

The effective tax rate for European based operations was 25.8%, 27.3% and 25.2% in 2024, 2023 and 2022, respectively. Our effective tax rate in 2023 differs from the 25% statutory rate due to a one-time tax assessment of € 2.8 million ($3.1 million) included in tax expense as the result of a tax audit conducted for the 2020 and 2021 tax years.

The effective tax rate for United States based operations was 20.4%, 19.3% and 13.8% in 2024, 2023 and 2022, respectively. Our effective tax rate differs from the 21% statutory rate in the United States as it is a blended rate across multiple jurisdictions, and takes into account benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes. Additionally, in the third quarter of 2022, our United States based operations recognized a one-time tax benefit of $2.5 million associated with the 2021 Salvatore Ferragamo acquisition. At the time of the acquisition, we had not recognized a deferred tax benefit as there were uncertainties concerning its potential recoverability; however, as of September 30, 2022, recoverability was deemed likely. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in the jurisdictions where we operate.

The Company estimated the effect of its foreign derived intangible income (“FDII”) and recorded a tax benefit of $2.4 million, $2.4 million and $1.5 million as of December 31, 2024, 2023 and 2022, respectively. Share-based compensation resulted in a discrete tax benefit of $0.7 million, $1.2 million and $0.8 million in 2024, 2023 and 2022, respectively.

Net Income

	Year ended December 31,
	2024	2023	2022
	(In thousands)

Net income attributable to European based operations	$140,084	$123,994	$107,292
Net income attributable to United States based operations	68,853	63,782	43,745
Eliminations	(5,504)	—	—
Net income	203,433	187,776	151,037
Less: Net income attributable to the noncontrolling interest	39,075	35,122	30,099
Net income attributable to Interparfums, Inc.	$164,358	$152,654	$120,938

Net income attributable to Interparfums, Inc. was $164.4 million, $152.7 million and $120.9 million in 2024, 2023 and 2022, respectively.

Net income attributable to European based operations was $140.1 million, $124.0 million and $107.3 million in 2024, 2023 and 2022, respectively, while net income attributable to United States based operations was $68.9 million, $63.8 million and $43.7 million in 2024, 2023 and 2022, respectively. The significant fluctuations in net income for both European and United States based operations are directly related to the previous discussions relating to changes in sales, gross profit margins, selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 27.7%, 28.1% and 27.9% of European based operations net income in 2024, 2023 and 2022, respectively. Net profit margins attributable to Interparfums, Inc. aggregated 11.3%, 11.6% and 11.1% in 2024, 2023 and 2022, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of December 31, 2024, we had $234.7 million in cash and cash equivalents and short-term investments, most of which are held in euro by our European based operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of December 31, 2024, working capital aggregated $582 million. Approximately 76% of the Company’s total assets are held by European based operations, and approximately $246 million of trademarks, licenses and other intangible assets are also held by European based operations.

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2038. In connection with most of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 11– Commitments in this annual report on Form 10-K. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2024, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In December 2024, our 72% owned French subsidiary, Interparfums SA, obtained all Off-White brand names and registered trademarks for Class 3 fragrance and cosmetic products, subject to an existing license that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brands. Additionally in December 2024, we renewed the Van Cleef & Arpels license agreement for an additional nine-year term, beginning January 1, 2025. In July 2023, we entered into a global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Roberto Cavalli brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect in July 2023, and began shipping products in February 2024.

In December 2022, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Lacoste brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This new license took effect and products started to ship in January 2024.

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we gained several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. The exclusive license became effective on July 1, 2022.

Cash provided by operating activities aggregated $187.6 million, $105.8 million, and $73.0 million in 2024, 2023 and 2022, respectively. In 2024, working capital items used $49.7 million in cash from operating activities, as compared to $102.0 million in 2023 and $107.7 million in 2022. Although, from a cash flow perspective, accounts receivable is up 17% from year-end 2023, the balance is reasonable based upon 2024 record sales levels. While days sales outstanding was 66 days, up from 62 days and 60 days in 2023 and 2022, respectively, driven by changes in our channel mix, we are still seeing strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels are up 5% in support of our overall sales growth. Inventory days on hand increased slightly to 259 days in 2024, as compared to 252 days in 2023, and 227 days in 2022, as we have built up inventory related to the inclusion of the Lacoste and Roberto Cavalli licenses, which require large inventory needs to support the launches of these brands. Additionally, as we are working to manage down our inventory levels, we have seen increased conversion of raw materials into finished goods resulting in finished goods making up 63% of our inventory levels at December 31, 2024 as compared to 57% and 49% at December 31, 2023 and 2022, respectively. Due to past supply constraints, we had strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. These constraints have largely abated and we are gradually reversing some of these previous interventions. We are beginning to see the impacts of these recent inventory management efforts and will continue to work to optimize inventory levels.

Cash flows used in investing activities in 2024 reflect the purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than three months, marketable equity securities and other contracts. At December 31, 2024, approximately $2.1 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

Further, in December 2024, the Company paid approximately $16 million for the purchase of the Off-White Trademark, with an additional $2 million payable over two years.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Cash flows used in financing activities in 2024 reflect issuances and repayment of debt and payment of dividends to stockholders.

In July 2024, the Company entered into a $41.6 million (€40 million) three-year loan agreement that bears a fixed interest rate of 4.03%. Additionally, in December 2022, to finance Interparfums SA’s acquisition of the Lacoste trademark, Interparfums SA entered into an approximately $51.9 million (€50 million) four-year loan agreement. The loan agreement bears interest at Euribor-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2024, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2024 consist of a $70 million unsecured revolving lines of credit provided by a consortium of domestic commercial banks and approximately $8.3 million in credit lines provided by a consortium of international financial institutions. Balances due from short-term borrowings totaled $8.3 million and $4.4 million as of December 31, 2024 and 2023, respectively.

In February 2022, our Board of Directors authorized an annual dividend of $2.00 per share, payable quarterly. In February 2023, our Board of Directors authorized an increase in the annual dividend to $2.50 per share and in February 2024, our Board of Directors increased the annual dividend to $3.00 per share. In February 2025, our Board of Directors further increased the annual dividend to $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on March 28, 2025 to shareholders of record on March 14, 2025.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2024 .

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

As of December 31, 2024, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $100 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, could provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in internal control over financial reporting described below in “Management’s Annual Report on Internal Control over Financial Reporting”, the Company’s disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Interparfums, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13(a)-15(f) under the Securities Exchange Act of 1934, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses identified below.

  The Company does not have an annual risk assessment process sufficiently designed to identify the risks that could impact the Company’s consolidated financial statements. This includes processes to review any previously-recognized risks and identify any potential new risks that could have a material impact on the Company. As a result, the Company could not properly assess if the key controls in place were sufficient to mitigate the risks of material misstatement and the Company could not adequately provide oversight over the testing of management’s internal control over financial reporting.
  The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company did not maintain sufficient documentation to evidence that controls have operated as designed with respect to key financial statement accounts and assertions.

  The Company did not design and maintain effective information technology general controls related to user access at our Interparfums SA subsidiary, which limited management’s ability to rely on technology-dependent controls relevant to the preparation of the Company’s consolidated financial statements.

Despite the finding of these material weaknesses, we have concluded that our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented.

Our independent auditor, Forvis Mazars, LLP, a registered public accounting firm, has issued its report on its audit of our internal control over financial reporting. Forvis Mazars, LLP’s attestation report contains an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. This report appears on page F-2.

Remediation Plan

We are committed to maintaining a strong internal control environment and implementing measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated as soon as practicable. The Company plans to engage a third-party firm to assist us with designing and implementing a risk assessment process and establish processes and controls to support an effective control environment. Specifically, we will (i) design and implement effective risk assessment procedures and monitoring activities, (ii) review our current processes, procedures, and systems and assess the design of controls  to ensure the key controls address the relevant risks identified by management, (iii) enhance and implement protocols to retain sufficient documentary evidence of operating effectiveness of such controls, and (iv) implement enhanced process controls around user access to information technology systems, including confirming and monitoring appropriate user access levels to applications, programs and data. These actions are intended to enable the Company to more effectively monitor the effectiveness of our internal control over financial reporting.

We believe that these actions, collectively, will remediate the material weaknesses identified.  However, our material weaknesses will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                       Other Information.

(a) None.

(b) During the fourth quarter of 2024, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

Item 9C.                      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Interparfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Interparfums, Inc. and Chief Executive Officer of Interparfums SA
Michel Atwood	Director and Chief Financial Officer
Philippe Santi	Director and Executive Vice President of Interparfums SA
François Heilbronn	Director
Robert Bensoussan	Director
Veronique Gabai-Pinsky	Director
Gilbert Harrison	Director
Gerard Kappauf	Director

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

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the Board of Directors are kept informed of our business by various reports and documents made available to them. Our Board of Directors held 23 meetings (or executed consents in lieu thereof), including meetings of committees of the full Board of Directors during 2024, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full Board of Directors and committees of which they were a member. Our Board of Directors presently consists of nine (9) directors.

We have adopted a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, as well as other persons performing similar functions and all employees, applicable, and we agree to provide to any person without charge, upon request, a copy of our Code of Conduct. Any person who requests a copy of our Code of Conduct should provide their name and address in writing to: Interparfums, Inc., 551 Fifth Avenue, New York, NY 10176, Att.: Shareholder Relations. In addition, our Code of Conduct is also maintained on our website, at www.interparfumsinc.com.

During 2024, our Board of Directors had the following standing committees:

●	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our Company which prepare or issue audit reports for our company. During 2024, this committee consisted of Messrs. Francois Heilbronn, the Chairman, and Robert Bensoussan, and Ms. Gabai-Pinsky. The charter of the Audit Committee is posted on our Company’s website.

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

●	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our Company’s executives and administers our company’s stock option plans. During 2024, this committee consisted of Messrs. Francois Heilbronn, the Chairman, and Robert Bensoussan, and Ms. Gabai-Pinsky. The charter of the Executive Compensation and Stock Option Committee is posted on our Company’s website.

●	Nominating Committee – During 2024, this committee consisted of Messrs. Francois Heilbronn, the Chairman, and Robert Bensoussan, and Ms. Gabai-Pinsky. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management’s slate of directors for vote of the Corporation’s stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee is posted on our Company’s website.

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

Of the nine (9) board of directors of our Company, we presently have one (1) member who self-identifies as a female and white, and one (1) male member who identifies as Hispanic and white (two or more races or ethnicities).

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our Company for at least the past five years.

Jean Madar

Jean Madar, age 64, a Director, has been the Chairman of the Board since our Company’s inception, and is a co-founder of our Company with Mr. Philippe Benacin. From inception until December 1993, he was the President of our Company; in January 1994, he became Director General of Interparfums SA, our Company’s subsidiary; and in January 1997, he became Chief Executive Officer of our Company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC), the prestigious French business school, in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our Board of Directors.

Philippe Benacin

Mr. Benacin, age 66, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of our Company and Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC), the prestigious French business school, in 1983. In June 2014 Mr. Benacin was elected as a member of the Supervisory Board of Vivendi, and Chairman of its Corporate Governance, Nominations and Remuneration Committee. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our Board of Directors.

Michel Atwood

Mr. Atwood, age 55, became our Chief Financial Officer on September 6, 2022, succeeding Mr. Russell Greenberg, the former Chief Financial Officer, who retired on that same date. Mr. Atwood was first elected to our Board of Directors at the 2022 Annual Meeting held in September 2022.

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

Philippe Santi

Philippe Santi, age 63, and a Director since December 1999, is the Executive Vice President of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, was the Chief Financial Officer of Interparfums SA beginning in February 1995 until November 2023. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European based operations, render him qualified to serve as a member of our Board of Directors.

Francois Heilbronn

Mr. Heilbronn, age 64, a Director since 1988, an independent director and Chairman of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d’ Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our Board of Directors.

Robert Bensoussan

Mr. Robert Bensoussan, age 67, has been a Director since March 1997 and is also an independent director, and a member of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee. Mr. Bensoussan founded Sirius Equity Consultants, a retail and branded luxury goods investment company. To date, Mr. Bensoussan remains an investor in Hapy Sweet Bee Ltd, natural health food product.

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

Veronique Gabai-Pinsky

Ms. Gabai-Pinsky, age 59, was elected for the first time to our board as an independent director in September 2017. She became a director of Interparfums, SA in April 2017. She is currently operating a startup specialty fragrance business, a director of Lifetime Brands (Nasdaq: LCUT), which is in the home goods business, and a member of the board of directors of Parfums de Marly, a privately held company. She was President of Vera Wang Group from January 2016 through June 2018, after a year of consulting with the company and she oversaw all product categories and markets. Prior to joining Vera Wang, from 2006 to December 2014, Ms. Gabai-Pinsky was the Global President for Aramis and Designers Fragrances as well as Beauty Bank and Idea Bank at The Estée Lauder Companies, reporting to the Chief Executive Officer of such company. During her tenure, Ms. Gabai-Pinsky developed and ensured the growth of several beauty and skin care brands, including Lab Series for Men. She was highly instrumental in the evolution of the fragrance category for such company, as she improved its overall business model, globally grew brands such as Donna Karan and Michael Kors, evolved and harmonized the portfolio, divested dilutive brands and brought in Tory Burch, Zegna and Marni under licenses. She ultimately actively participated in the acquisitions of Le Labo, Frederic Malle, and By Kilian and assisted in the transformation of the long-term strategic direction of such company.

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

Ms. Gabai-Pinsky is an independent director, and is a member of the Audit Committee, Executive Compensation and Stock Option Committee and the Nominating Committee of our Company. We believe Ms. Gabi-Pinsky is qualified to serve as a member of our Board of Directors due to her more than 25 years of experience in the luxury, fashion, beauty and fragrance fields, success as a brand builder, creative thinker, business acumen, and a broad understanding of consumers, brands and business models.

Gilbert Harrison

Mr. Harrison, age 84, an independent director, was appointed to our board in April 2018. Mr. Harrison has more than 50 years of experience in corporate finance and strategic transactions, specializing in the consumer products space. He began his career in 1965 practicing corporate and securities law in New York and Philadelphia. In 1971 he founded Financo, which he grew to become one of the leading independent middle market transaction firms in the country. In 1985, Financo was acquired by Lehman Brothers, where the firm’s primary efforts were focused on increasing its expertise in retail, apparel and other merchandising transactions of all types. At Lehman, Mr. Harrison was Chairman of the Merchandising Group and on the firm’s Investment Banking Operating Committee while continuing as Chairman of Financo, which was renamed the Middle Market Group of Lehman. In 1989, he re-acquired Financo from Lehman, re-establishing Financo as one of the leading investment banking firms handling transactions and providing strategic advice in connection with merchandising companies. Mr. Harrison retired as Chairman of Financo in December of 2017, after which he formed the Harrison Group, a firm that provides consulting and financial advisory services to merchandising and products companies.

Mr. Harrison’s other activities include his membership and past membership on the Advisory Council of the GRC Global Conference World Retail Congress, Shoptalk and the Financial Times Business of Luxury Summit. Additionally, he created a course on mergers and acquisitions at The Wharton School and has published various articles and academic studies on the state of retailing and mergers and acquisitions, including a chapter in the book entitled, “The Mergers and Acquisitions Handbook.” Mr. Harrison lectures throughout the country, including chairing seminars for Retail Week as well as for the International Council of Shopping Centers, the National Retail Federation, Young President’s Center, The Wharton Aresty Institute of Executive Education and The President’s Association of the American Management Association. He also appears frequently on Bloomberg TV and CNBC as an expert on retail and apparel.

Mr. Harrison received a Bachelor of Science in Economics from The Wharton School of The University of Pennsylvania in 1962 and his Juris Doctor from The University of Pennsylvania Law School in 1965. He is also Chairman Emeritus of the Fashion Division of UJA, Treasurer, a former board member of the Southampton Hospital, a retired Director of the Peggy Guggenheim Collection, and former board member of The Wharton School of the University of Pennsylvania. We believe Mr. Harrison is qualified to serve as a member of our Board of Directors due to his tremendous depth and breadth of knowledge about the merchandising and consumer industry, and he has a long track record of facilitating value-creating transactions for companies in this sector. Mr. Harrison’s autobiography, Deal Junky, was published in January 2022.

 Kappauf

 Gerard Kappauf (“Kappauf”), age 63, an independent director, was born in Madagascar. After studying Classic Literature at the Sorbonne in Paris, he attended the San Francisco Art Institute on a scholarship and worked as a special effects make-up artist in Los Angeles. Upon traveling to Paris, Kappauf became interested in fashion and worked at a Jean Paul Gaultier fashion show. Thanks to this experience, he began to expand his network by meeting emblematic figures in the industry such as Paco Rabanne. While providing marketing and acquisition consulting services to L’Oreal Group during the tenure of Lindsay Owen Jones as its Chairman, in a bid for independence and emancipation he founded his own magazine in 1992, Citizen K.

Through Citizen K, he realized his ambition to launch a major magazine for a wide audience on fashion, luxury, culture, and the art of living, truly different from the magazines already in existence. Citizen K magazine then became Citizen K International in 2012, a benchmark in fashion, luxury, and lifestyle. Kappauf expanded the magazine's offering with the launch of Citizen K Homme in 2013, and 2014 was the year of change for Citizen K International with a new format and a fresh look.

In 2016 Kappauf launched Citizen K Arabia. This title, distributed in the Middle East, benefits from editorial development and format adapted to the market. Although 80% of Citizen K International’s editorial content is contained in Citizen K Arabia, this magazine still features 20% of content tailored to The Emirates and the Middle East. In 2021, Kappauf launched The Kurator, the first a-gender magazine in the Middle East, as a luxury supplement to Gulf News, the leading daily newspaper in the region.

In 2024, Kappauf launched two new magazines: Citizen K Sport, which combines fashion and sport, and The Kurator India, the luxury supplement of the country’s leading business daily, Mint.

Founded in January 1992 by Kappauf, he has been the Chief Executive Officer, and Creative and Editorial Director of the K Group since inception, which owns Citizen K magazines in Paris, as well as Enkore Studio in Dubai. Enkore Studio specializes in visual brand identity, digital content, storytelling and concept development for the fashion, luxury, beauty, and lifestyle industries. Kappauf now lives in Dubai. We believe that Kappauf’s perspective on fashion, luxury, culture, and the art of living will bring diversity of viewpoints to our Board of Directors.

 Frederic Garcia-Pelayo

Frederic Garcia-Pelayo, age 62, who was with Interparfums SA for more than the past 20 years, was the Executive Vice President and Chief Operating Officer of Interparfums SA, retired on December 31, 2024.

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

●	The person who intends to trade in the Company’s securities must first contact the Chief Financial Officer of Interparfums, Inc., prior to any contemplated purchase or sale.

●	There shall be no trading in the Company’s securities by Company personnel

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

Option Grants Policy and Practice

Option grants to officers and employees have historically been granted on the last business day of the calendar year, as the board believes that as a general rule, there should not be any material non-public information available at that time of year. However, no options were granted during the years 2024, 2023 and 2022 to any executive officers, other than Michel Atwood, who received options to purchase 5,000 shares on December 30, 2022 as part of his initial compensation package, and options to purchase 4,000 shares on December 29, 2023 and December 31, 2024, the last business day each such calendar year, respectively. Options have historically been granted at the fair market value on the date of grant with a 6-year term, and vested 20% each year after the first year on a cumulative basis. Options granted to officers and employees terminate upon the termination of association with the Company, for other than death or permanent disability.

Historically, options were granted to independent directors on the first business day of February of each year in accordance with our stock option plan. As the option grant date and number of shares underlying options were determined in our stock option plan, there would be no room for manipulation. As previously reported, in 2022 our board cancelled the automatic option grant on February 1, 2022 in view of determining an alternate form of compensation for the independent directors. However, after discussions with certain financial consultants relating to potential compensation plans in lieu of stock option grants to its independent directors, it was determined that the most favorable way for the independent directors to be compensated was to amend our stock option plan to reinstate the automatic grant of stock options. Accordingly, our board authorized a new automatic grant to our independent directors commencing on the last business day December 30, 2022 to coincide with the historic grant date to officers and employees and continuing on the last business day of each year thereafter, which was approved by our shareholders at the 2023 annual meeting. On December 31, 2024, options to purchase 1,500 shares were granted to all five of our independent directors, Messrs. Heilbronn, Bensoussan, Harrison and Kappauf and Ms. Gabai-Pinsky at the fair market value on the date of grant, $130.60 per share.

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

The Compensation Committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in September 2024 overwhelmingly approved the compensation policies and decisions of the Compensation Committee. The Compensation Committee has determined to continue its present compensation policies in order to determine similar future decisions.

Our Compensation Committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry, and takes into account our company’s performance as well as our own strategic goals. During 2024, the members of such committee consisted of Messrs. Francois Heilbronn and Robert Bensoussan, and Ms. Gabai-Pinsky.

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

The members of the Compensation Committee have extensive experience and business acumen and are well qualified in determining the appropriateness of executive compensation levels. Mr. Heilbronn is a managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world. Ms. Gabai-Pinsky has executive experience as the former President of Vera Wang Group, as well as the Global President for Aramis and Designers Fragrances in addition to Beauty Bank and Idea Bank at The Estée Lauder Companies. Mr. Bensoussan, the final committee member, was previously a member of the boards of lululemon athletica Inc., Feelunique.com, one of Europe’s largest online beauty retailers, and Jimmy Choo Ltd, from 2001 to 2011.

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

For executive officers of United States based operations, the bulk of their annual compensation is in base salary including a fee paid to the holding company for Mr. Madar for services rendered outside the United States. However, for executive officers of European based operations, base salary comprises a smaller percentage of overall compensation. We have paid a lower percentage of overall compensation in the form of base salary to executive officers of European based operations for several years, principally because European based operations historically have had higher profitability than United States operations, and European based operations are run differently from United States operations by the Chief Executive Officer of European based operations, Mr. Benacin. As the result of this historically higher profitability, European based operations have had the ability to pay higher bonus compensation in addition to base salary. As bonus compensation is and has historically been discretionary, no targets were set in order to maintain flexibility. Further, if results of operations for European based operations were not satisfactory (again, no target amounts were set to maintain flexibility), then bonus compensation, as well as overall compensation could be lowered without otherwise affecting base salary. Further still, by keeping annual bonus compensation at a higher percentage of overall compensation and base salary at a lower percentage, our company benefits because the base amount for annual salary adjustments would be smaller. Finally, initial executive compensation matters for Interparfums SA are authorized by an independent committee, the Interparfums SA Corporate Governance, Nominations and Remuneration Committee (the “IPSA Remuneration Committee”).

For 2024, Mr. Benacin received a base salary of $821,500, as compared to $795,000 in 2023. Included in this amount are payments made to Mr. Benacin’s holding company of $250,000 for each year. This same consulting fee has been paid for more than each of the past three years, in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

The Compensation Committee considered the following salient factors in ratifying Mr. Benacin’s base compensation that was approved by the IPSA Remuneration Committee, and in authorizing payment to Mr. Benacin’s holding company; services rendered to United States based operations for several years by Mr. Benacin in connection with licensing and distribution of international brands, as well as future services to be performed by Mr. Benacin internationally relating to licensing and distribution of international brands for United States based operations.

As Mr. Benacin values the services of two named executive officers of Interparfums SA, Mr. Philippe Santi, Executive Vice President, and Mr. Frederic Garcia-Pelayo, Executive Vice President and Chief Operating Officer, equally, their base salaries, as well as their bonus compensation discussed below, have been in lockstep.

For 2024, the base salary of each of Messrs. Santi and Garcia-Pelayo was €474,462 a nominal increase from €458,000 in 2023. Such increases were nominal, as compared to bonus compensation, as discussed later in the section. The Compensation Committee considered the recommendations of Mr. Benacin, base compensation that was approved by the IPSA Remuneration Committee, results of operations for the year, as well as the services performed for European based operations by Messrs. Santi and Garcia-Pelayo in ratifying these salary levels.

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

As previously reported, from 2013 until 2019 the annual aggregate base salary paid to Mr. Madar individually and fees paid to his holding company remained unchanged at $630,000, which was substantially below the amounts indicated by two surveys of chief executive officer salaries for 2019 (collectively the “CEO Salary Surveys”). The CEO Salary Surveys indicated that the annual and median average CEO salaries for peer companies (excluding the Madar salary) were $2,854,656 and $1,540,000, respectively, and $2,604,346 and $1,750,000 for comparable market capitalization companies, respectively. In recognition of the efforts of Mr. Madar and his holding company as one of the prime causes for our substantial increase in net sales and net income, as well as market capitalization from 2014 through 2019, thus substantially increasing shareholder value, on February 4, 2020 the Compensation Committee authorized the aggregate annual increase in the fees paid to Mr. Madar’s holding company, which are attributed to Mr. Madar as base salary, by $600,000 to $1.23 million effective as of January 1, 2020. For 2023 Mr. Madar’s Holding Company received an increase in its management fees to $2 million, after not receiving an increase in 2022 and 2021. This fee was also $2 million for 2024.

Mr. Atwood, who became the Chief Financial Officer in September 2022, was paid a base salary of $700,000 for 2024, an increase from his 2023 base salary of $525,000. The Compensation Committee considered the following material factors in approving the base salary of Mr. Atwood for 2024: his individual performances, level of responsibilities, and skill, as well as the recommendation of the Chief Executive Officer.

Bonus Compensation/Annual Incentives

The discretionary bonuses for Mr. Benacin were $411,000 and $216,000, in recognition of the record setting performances in both sales and earnings of Interparfums SA, our French operating subsidiary for 2024 and 2023 respectively. In addition, the Compensation Committee agreed with the recommendations of Mr. Benacin, IPSA Remuneration Committee and the contributions made by Messrs. Santi and Garcia-Pelayo to the Company’s success and growth. Mr. Santi was awarded a discretionary bonus of $425,000, $458,000, and $437,000, in 2024, 2023, and 2022, respectively, or 83%, 92%, and 96%, of his base salary for those years. Mr. Garcia-Pelayo was awarded a discretionary bonus of $458,000 and $437,000, in 2023 and 2022, respectively, or 92% and 96%, of his base salary for those years. Mr. Garcia-Pelayo did not receive a discretionary bonus in 2024 due to his retirement, however, he did receive a severance payment of $2,243,490.

A different approach is taken for United States based operations as they are smaller and less profitable. As discussed above, a more significant base salary is paid in order to attract and retain employees with the skills and talents needed to run United States based operations with a lesser emphasis placed on bonuses.

Mr. Atwood, the Chief Financial Officer, who as part of a verbal agreement with the Company, is entitled to a guaranteed annual bonus of $100,000, as well as a $100,000 bonus based upon achieving certain milestones. For both 2024 and 2023, Mr. Atwood received a discretionary bonus of $125,000. The Compensation Committee considered the same factors in granting these two bonuses as in approving his annual base salary.

Jean Madar Holding SAS, the management company beneficially owned by Mr. Madar, the Chief Executive Officer, has not received any cash bonus for more than in the past three years.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European based operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $31,688.

Calculation of the total annual benefits contribution is made according to the following formula:

50% of (Interparfums SA fiscal income after taxes, less 2.5% of shareholders’ equity excluding current year income and pension provision) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

Long-Term Incentives

Stock Options. In prior years, we had linked long-term incentives with corporate performance through the grant of stock options. However, no options were granted in 2021 or 2020 to either employees of United States based operations or European based operations, as other compensation arrangements were being considered as part of a review of the executive compensation strategy. In December 2024, 2023 and 2022, at the recommendation of the Chief Executive Officer, the Compensation Committee authorized the grant of a stock option to purchase 4,000, 4,000 and 5,000 shares, respectively, to Mr. Atwood, at the fair market value on the dates of grant, as part of his long-term incentives. Unless the market price of our common stock increases, Mr. Atwood will have no tangible benefit from this option. Thus, the option holder is provided with the additional incentive to increase individual performance with the ultimate goal of increasing our overall performance. We believe that enhanced executive incentive that result in increased corporate performance tend to build company loyalty. No other stock option grants were made to other executive officers in 2024, 2023 or 2022, including Messrs. Jean Madar and Philippe Benacin.

Interparfums SA Stock Compensation Plans

2024 - 2023 No shares were granted to any employees or corporate officers during either year.

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

IPSA used the services of third party to assist them in the valuation of the plan, with the calculations and assumptions as follows:
●	Management expects the rate of staff turnover to be 12%.

●	Using the Monte Carlo method, management expects the performance rate to be 80% on the IPSA and subsidiaries consolidated sales and 80.8% on the consolidated operating income.

●

As of December 31, 2022 management has updated its expectation related to the performance rate to be 100% for both consolidated sales and consolidated operating income based on the above assumptions, the total expenses related to this plan are valued at $4.1 million.

As of December 31, 2023:
●	87,609 shares of IPSA Capital Stock, representing $4.1 million were purchased in the open market and allocated to this plan.
$1.4 million of expense was recorded (or $1.6 million including social contributions).

As of December 31, 2024:
●	96,371 shares of IPSA Capital Stock, representing $4.1 million were purchased in the open market and allocated to this plan.
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

Other Compensation

For 2024, each of Messrs. Benacin and Garcia-Pelayo received an automobile allowance of $11,690.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States based operations, and match the first 50% of the first 6% of contributions made by each employee on an annual basis, as we have determined that base compensation together with annual bonuses, are sufficient incentives to retain talented employees. Our European based operations maintain a pension plan for its employees as required by French law. For each of 2024, 2023, and 2022, each of Messrs. Benacin, Santi and Garcia-Pelayo received an increase of approximately $19,000, $17,600, and $16,006, respectively, in their value of deferred compensation earnings.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2024 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

François Heilbronn

Veronique Gabai-Pinsky and

Robert Bensoussan

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our company. This table covers all such compensation during fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar, (4)	2024	2,000,000	-0-	-0-	-0-	-0-	-0-	-0-	2,000,000
Chairman and	2023	2,000,000	-0-	-0-	-0-	-0-	-0-	-0-	2,000,000
Chief Executive Officer	2022	1,230,000	-0-	-0-	-0-	-0-	-0-	-0-	1,230,000

Michel Atwood (5)	2024	700,000	125,000	-0-	133,251	-0-	-0-	-0-	958,251
Chief Financial Officer	2023	525,000	125,000	-0-	140,327	-0-	-0-	-0-	790,327
	2022	161,218	150,000	-0-	101,814	-0-	-0-	-0-	413,032

Russell Greenberg, (5)	2022	750,000	-0-	-0-	-0-	-0-	-0-	-0-	750,000
Former CFO & Ex VP

Philippe Benacin, President	2024	821,507	411,312	-0-	-0-	-0-	19,072	11,690	1,263,581
Interparfums, Inc. and Chief Executive	2023	794,975	216,260	-0-	-0-	-0-	17,600	11,678	1,040,513
Officer of Interparfums SA	2022	755,440	210,600	139,077	-0-	-0-	16,006	11,372	1,132,495

Philippe Santi, Executive Vice	2024	513,558	425,058	-0-	-0-	31,688	18,920	11,690	989,224
President, Interparfums SA	2023	495,668	457,714	-0-	-0-	37,603	17,600	-0-	1,008,585
	2022	454,896	436,995	139,077	-0-	32,485	16,006	-0-	1,079,459

Frédéric Garcia-Pelayo,	2024	515,616	-0-	-0-	-0-	31,688	18,969	2,243,490 (6)	2,809,763
Executive Vice President and	2023	495,668	457,714	-0-	-0-	37,603	17,600	11,678	1,020,263
Chief Operating Officer Interparfums SA	2022	454,896	436,995	139,077	-0-	32,485	16,006	11,372	1,090,831

1	Amounts reflected under Option Awards represent the grant date fair values in 2024, 2023 and 2022 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 12 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the SEC.

2	As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European based operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is approximately $31,688.

Calculation of total annual benefits contribution is made according to the following formula:

50% of (Interparfums SA fiscal income after taxes, less 2.5% of shareholders’ equity excluding current year income and pension provision) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

3	The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2024, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

4	Represents fees paid to Jean Madar Holding SAS in accordance with a Supervising and Coordinating Service Agreement, as amended.

5	Mr. Atwood replaced Mr. Greenberg on September 6, 2022, who retired in September 2022. Mr. Atwood’s base salary in 2022 was prorated from $500,000, annually.

6	Mr. Garcia-Pelayo received a severance payment of $2,243,490 as the result of his retirement on December 31, 2024.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense ($)	Lodging Expense ($)	Total ($)
Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Michel Atwood, Chief Financial Officer	-0-	-0-	-0-	-0-

Philippe Benacin, President of Interparfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	11,690	-0-	11,690

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	-0-	-0-	-0-	-0-

Frédéric Garcia-Pelayo, Executive Vice President and Chief Operating Officer, Interparfums SA	-0-	11,690	-0-	11,690

Plan based Awards

The following table sets certain information relating to each grant of an award made by our company to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year.

Grants of Plan-based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Price ($/Sh)
Jean Madar	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Michel Atwood	12/31/2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	4,000	$130.60	$131.51
Philippe Benacin	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Philippe Santi	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Frédéric Garcia-Pelayo	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA

NA means not applicable.

Interparfums SA Stock Compensation Plan

No awards were granted in 2024 by Interparfums SA under its Stock Compensation Plan.

Interparfums SA Profit Sharing Plan

As discussed above and required by French law, Interparfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European based operations other than Mr. Benacin, the Chief Executive Officer of Interparfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $31,688.

Calculation of total annual benefits contribution is made according to the following formula:

50% of (Interparfums SA fiscal income after taxes, less 2.5% of shareholders equity excluding current year income and pension provision) times a fraction, the numerator of which is wages, and the denominator of which is net income before tax + wages + taxes (other than income tax) + valuation allowances + amortization expenses + interest expenses.

The following table sets certain information relating to each grant of a non-equity award made by Interparfums SA to the executive officers of our company listed in the Summary Compensation Table during the past fiscal year. Equity awards relate to the shares of Interparfums SA.

Name	Plan Name	Amount Awarded
Jean Madar	NA	$0
Michel Atwood	NA	$0
Philippe Benacin	NA	$0
Philippe Santi	Interparfums SA Profit Sharing Plan	$31,688
Frédéric Garcia-Pelayo	Interparfums SA Profit Sharing Plan	$31,688

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	25,000	(2)	0	(2)	0	73.09	12/30/25

Michel Atwood	2,000		3,000		0	97.84	12/30/28
	800		3,200		0	147.71	12/28/29
	0		4,000		0	130.60	12/30/30

Philippe Benacin	25,000	(2)	0	(2)	0	73.09	12/30/25

Philippe Santi	2,000		0		0	73.09	12/30/25

Frédéric Garcia-Pelayo (3)	0		0		0	0.0	12/30/24

[Footnotes from table above]

1	All options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.

2	Options are held in the name of personal holding company.

3	Outstanding options to purchase 2,000 shares at $73.09 expired on December 31, 2024, the date of his retirement.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the NYSE Euronext, held by the executive officers of our company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTERPARFUMS SA

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested($)
Jean Madar	-0-	0	-0-	NA	NA	3,993	176,338	-0-	-0-

Michel Atwood	-0-	0	-0-	NA	NA	-0-	-0-	-0-	-0-

Philippe Benacin	-0-	0	-0-	NA	NA	3,993	176,338	-0-	-0-

Philippe Santi	-0-	0	-0-	NA	NA	7,986	352,677	-0-	-0-

Frédéric Garcia-Pelayo	-0-	0	-0-	NA	NA	7,986	352,677	-0-	-0-

1	Estimated number of shares are to be issued only to the extent that the performance conditions have been met.
2	As of December 31, 2024, the closing price of Interparfums SA as reported by the Euronext was 40.80 euros, and the exchange rate was 1.04 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our company during the past fiscal year, for the executive officers of our company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar	25,000	1,596,750	-0-	-0-

Michel Atwood	-0-	-0-	-0-	-0-

Philippe Benacin	25,000	1,665,250	-0-	-0-

Philippe Santi	4,000	267,171	-0-	-0-

Frédéric Garcia-Pelayo	4,000	255,115	-0-	-0-

[Footnotes from table above]

1	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Michel Atwood	NA	NA	-0-	-0-
Philippe Benacin	Interparfums SA Pension Plan	NA	396,655	19,072
Philippe Santi	Interparfums SA Pension Plan	NA	396,504	18,920
Frédéric Garcia-Pelayo	Interparfums SA Pension Plan	NA	396,552	18,969

*	Does not include any contributions made by prior employers, or individually by the recipients as such information is confidential under French law.

Interparfums SA maintains a pension plan for all of its employees, including all executive officers. The calculation of commitments for severance benefits involves estimating the probable present value of projected benefit obligations. This projected benefit obligations are then prorated to take into account seniority of the employees of Interparfums SA on the calculation date.

In calculating benefits, the following assumptions were applied:

-	voluntary retirement at age 65;

-	a rate of 45% for employer payroll contributions for all employees;

-	a 4% average annual salary increase;

-	an annual rate of turnover for all employees under 55 years of age and nil above;

-	the TH 00-02 mortality table for men and the TF 00-02 mortality table for women;

-	a discount rate of 3.38%.

The normal retirement age is 65 years, but employees, including Messrs. Benacin, Santi and Garcia-Pelayo, can collect reduced benefits if they retire at age 62. Mr. Garcia-Pelayo retired on December 31, 2024 and started collecting reduced benefits.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our mean employee and the annual total compensation of Mr. Jean Madar, Chief Executive Officer (the “CEO”):

For 2024, our last completed fiscal year:

●	Our median employee’s compensation was $83,526

●	Our Chief Executive Officer’s total 2024 compensation was $3,596,750

●	Accordingly, our 2024 CEO to Median Employee Pay Ratio was 43.06 to 1

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records. We identified our median employee using our total employee population as of December 31, 2024 by applying a consistently applied compensation measure across our global employee population. For our consistently applied compensation measure, we used all compensation, including actual base salary, bonuses, commissions, and any overtime paid during the 12-month period ending December 31, 2024. We did not use any material estimates, assumptions, adjustments or statistical sampling to determine the worldwide median employee.

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

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[1]	Total ($)
François Heilbronn	26,000	-0-	49,969	-0-	-0-	69,220	145,189
Robert Bensoussan	26,000	-0-	49,969	-0-	-0-	68,775	144,744
Veronique Gabai-Pinsky	26,000	-0-	49,969	-0-	-0-	85,065	161,034
Gilbert Harrison	15,000	-0-	49,969	-0-	-0-	68,048	127,017
Kappauf	18,000	-0-	49,969	-0-	-0-	-0-	67,969

[Footnotes from table above]

1.	Represents gain from exercise of stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of March 11, 2025, we had 32,123,940 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Madar Jean Madar Holding SAS 166 rue du Faubourg Saint-Honoré 75008 Paris, France	7,114,341[2]	22.1%
Philippe Benacin Interparfums SA 10 rue de Solférino 75007 Paris, France	6,896,064[3]	21.5%
Michel Atwood c/o Interparfums, Inc. 551 Fifth Avenue New York, NY 10176	2,800[4]	Less than 1%
Philippe Santi Interparfums SA 10 rue de Solférino 75008, Paris, France	2,000[5]	Less than 1%
François Heilbronn 60 Avenue de Breteuil 75007 Paris, France	30,963[6]	Less than 1%
Robert Bensoussan c/o Sirius Equity LLP 52 Brook Street W1K 5DS London, UK	13,400[7]	Less than 1%
Veronique Gabai-Pinsky 200 East End Avenue New York, NY 10128	2,400[8]	Less than 1%
Gilbert Harrison Harrison Group 239 Ox Pasture Road South Hampton, NY 11968	4,350[9]	Less than 1%
Gerard Kappauf 44 rue Notre de Dame de Nazareth 75003 Paris, France	300[10]	Less than 1%
All Directors and Officers (As a Group 9 Persons)	14,066,618[11]	43.8%

69

[1]

All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations.

[2]	Consists of 15,000 shares held directly, 7,074,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company, and options to purchase 25,000 shares.
[3]	Consists of 6,871,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company, and options to purchase 25,000 shares.
[4]	Consists of shares of common stock underlying options for Mr. Atwood.
[5]	Consists of shares of common stock underlying options for Mr. Santi
[6]	Consists of 28,563 shares held directly and options to purchase 2,400 shares for Mr. Heilbronn.
[7]	Consists of 11,000 shares held directly and options to purchase 2,400 shares for Mr. Bensoussan.
[8]	Consists of shares of common stock underlying options for Ms. Gabai-Pinsky.
[9]	Consists of 1,950 shares held directly and 2,400 shares of common stock underlying options for Mr. Harrison.
[10]	Consists of shares of common stock underlying options for Mr. Kappauf.
[11]	Consists of 14,001,918 shares held directly or indirectly, and options to purchase 64,700 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	246,430	$103.24	494,395
Equity compensation plans not approved by security holders	-0-	NA	-0-
Total	246,430	$103.24	494,395

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2024, 2023, and 2022, and fees for such services were $240,000. $530,000, and $491,300, respectively.

In March 2024, Interparfums SA, a majority owned subsidiary of Interparfums, Inc. made a short-term loan to Interparfums, Inc. of $24 million to fund the dividend payment for the first quarter of 2024. The loan was repaid in one lump sum on May 31, 2024, together with interest at approximately 4.95% per annum.

In September 2023, Interparfums Luxury Brands, Inc., an indirect majority-owned subsidiary of the Company, loaned the Company $20 million, which was repaid in 2024 with interest at 5.3% per annum. In December 2023, Interparfums Luxury Brands, Inc. made a second loan to the Company in the amount of $12 million, which was repaid in 2024 with interest at 5.3% per annum. These loans partially funded our share repurchase plan during 2023 and cash dividend payments.

Fee for Director’s Company

As previously reported, in connection with the acquisition of the Donna Karan/DKNY license, which became effective on July 1, 2022, we agreed to pay to a company controlled by Mr. Gilbert Harrison, a director, the sum of $300,000, payable over time, with $120,000 paid in 2021, $120,000 paid one year later in 2022 and $60,000 paid two years later in 2023.

Management and Consulting Agreements

In April 2023, our Board of Directors approved an amendment to the Coordinating and Supervising Service Agreement (“Service Agreement”) that amended the fee arrangement Jean Madar Holding SAS, which replaced a prior agreement that was initially entered into in 2013, as amended. The amendment to the Service Agreement was previously approved by the Executive Compensation and Stock Option Committee, as well as the Audit Committee due to the related party nature of the Service Agreement. The aggregate increase in fees payable to Jean Madar Holding SAS is from $1.23 million to $2.0 million on an annual basis, effective as of January 1, 2023. Further, as requested by Jean Madar Holding SAS, effective April 1, 2023 and continuing thereafter, all fees are to be paid entirely to Jean Madar Holding SAS, and for the balance of calendar year 2023, the amount of such fees are inclusive of the salary paid to Jean Madar individually from January 1, 2023 to March 31, 2023. As Jean Madar, our Chief Executive Officer and Chairman of the Board, is the beneficial owner of Jean Madar Holding SAS, all of such fees paid to Jean Madar Holding SAS have been characterized as base salary for the disclosure purposes for the Summary Compensation and related discussion in Table in Item 11. The same $2.0 million fee was paid to Jean Madar Holding SAS under the Service Agreement during 2024.

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

François Heilbronn

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

Item 14. Principal Accountant Fees and Services

Introductory Statement

Our Current Report on Form 8-K relating to our change in certifying accountant as filed with the United States Securities and Exchange Commission on June 6, 2024 is incorporated by reference herein.

Fees

The following sets forth the fees billed to us by Forvis Mazars, LLP and Mazars USA LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2024 and December 31, 2023.

Audit Fees

Fees billed by Forvis Mazars, LLP and its affiliates, Forvis Mazars SA and Forvis Mazars S.p.A. for audit services and review of the consolidated financial statements contained in our Quarterly Reports on Form 10-Q was $1.4 million for the Q2 and Q3 10-Qs and the annual 10-K for 2024. Fees billed by Mazars USA LLP and its affiliates, Mazars S.A. and Mazars Italia S.p.A. for audit services and review of the consolidated financial statements contained in our Quarterly Reports on Form 10-Q were $0.3 million for the Q1 2024 10-Q and $1.4 and million for the full year 2023.

Audit-Related Fees

Forvis Mazars, LLP and Mazars USA LLP did not bill us for any audit-related services during 2024 and 2023.

Tax Fees

Forvis Mazars, LLP and Mazars USA LLP did not bill us for any tax services during 2024 and 2023.

All Other Fees

Forvis Mazars, LLP and its affiliates billed us $0.1 million for other services during 2024. Mazars S.A. billed us nil and $9,000 for other services during 2024 and 2023, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the first quarter of 2024, the Audit Committee authorized the following non-audit services to be performed by Mazars USA LLP.

●	We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2024.

●

We authorized the engagement of Mazars USA LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2024. If we require further tax services from Mazars USA LLP, then the approval of the Audit Committee must be obtained.

●

We authorized the engagement of Mazars USA LLP if deemed necessary to provide attestation or other services as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2024. If we require further other services from Mazars USA LLP, then the approval of the Audit Committee must be obtained.

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

These approvals were applicable to Forvis Mazars, LLP upon the agreement of the Audit Committee to engage with Forvis Mazars, LLP after the merger of Forvis LLP and Mazars USA LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 16. Form 10-K Summary

None.

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Interparfums, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Interparfums, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited the adjustments to the 2023 financial statements to retrospectively apply the change in accounting related to the Company’s adoption of ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures as described in Note 15. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

●	The Company does not have an annual risk assessment process sufficiently designed to identify the risks that could impact the Company's consolidated financial statements. This includes processes to review any previously recognized risks and identify any potential new risks that could have a material impact on the Company. As a result, the Company could not properly assess if the key controls in place were sufficient to mitigate the risks of material misstatement and the Company could not adequately provide oversight over the testing of management's internal control over financial reporting.
●	The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company did not maintain sufficient documentation to evidence that controls have operated as designed with respect to key financial statement accounts and assertions.
●	The Company did not design and maintain an effective information technology general controls related to user access at our Interparfums SA subsidiary, which limited management's ability to rely on technology-dependent controls relevant to the preparation of the Company's consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2024 and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

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

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Lived Intangible Assets

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s indefinite-lived intangible assets were $116.2 million as of December 31, 2024. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in management’s evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital.

We have identified the indefinite-lived intangible assets as a critical audit matter. The principal considerations for our determination are (i) the significant judgment used by management when developing the fair value of the indefinite-lived intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of projected future sales and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

The procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the Company’s valuation model and process for assessing impairment of indefinite-lived intangible assets, and evaluated the design and tested the operating effectiveness of controls relating to the indefinite-lived intangible assets impairment assessments.

●	Involved the firm’s valuation specialists to assist in our procedures in evaluating the appropriateness of management's valuation models and assumptions, specifically related tot he weighted average cost of capital (i.e., the discount rate) and long-term growth rate.
●	Evaluated the reasonableness of the significant assumptions used by management related to projected future sales and cash flows.
●	Testing the completeness and accuracy of data used by management in their valuation model, and the mathematical accuracy of management’s valuation model.

Forvis Mazars, LLP

/s/ Forvis Mazars, LLP

We have served as the Company's auditor since 2024.

New York, New York

March 11, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Interparfums, Inc. (f/k/a Inter Parfums, Inc.)

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 14, the accompanying consolidated balance sheet of Interparfums, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting (as described in Note 14), present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting (as described in Note 14) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Forvis Mazars, LLP.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor from 2004 to 2024.

Mazars USA LLP

/s/ Mazars USA LLP

New York, New York

February 27, 2024

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2024, and 2023

(In thousands except share and per share data)

Assets	2024	2023
Current assets:
Cash and cash equivalents	$125,433	$88,462
Short-term investments	109,311	94,304
Accounts receivable, net	274,705	247,240
Inventories	371,920	371,859
Receivables, other	6,122	7,012
Other current assets	27,035	29,458
Income taxes receivable	306	691
Total current assets	914,832	839,026
Property, equipment and leasehold improvements, net	153,773	169,222
Right-of-use assets, net	24,603	28,613
Trademarks, licenses and other intangible assets, net	282,484	296,356
Deferred tax assets	17,034	14,545
Other assets	18,535	21,567
Total assets	$1,411,261	$1,369,329
Liabilities and Equity
Current liabilities:
Loans payable - banks	$8,311	$4,420
Current portion of long-term debt	41,607	29,587
Current portion of lease liabilities	6,087	5,951
Accounts payable - trade	91,049	97,409
Accrued expenses	172,758	178,880
Income taxes payable	12,615	8,498
Total current liabilities	332,427	324,745
Long–term debt, less current portion	115,734	127,897
Lease liabilities, less current portion	20,455	24,517
Equity:
Interparfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: none issued	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares: outstanding, 32,110,170 and 32,004,660 shares on December 31, 2024, and 2023, respectively	32	32
Additional paid-in capital	106,702	98,565
Retained earnings	763,240	693,848
Accumulated other comprehensive loss	(72,239)	(40,188)
Treasury stock, at cost, 9,981,665 and 9,981,665 common shares on December 31, 2024, and 2023, respectively	(52,864)	(52,864)
Total Interparfums, Inc. shareholders’ equity	744,871	699,393
Noncontrolling interest	197,774	192,777
Total equity	942,645	892,170
Total liabilities and equity	$1,411,261	$1,369,329

See accompanying notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2024, 2023, and 2022

(In thousands except share and per share data)

	2024	2023	2022

Net sales	$1,452,325	$1,317,675	$1,086,653
Cost of sales	524,984	478,597	392,231
Gross margin	927,341	839,078	694,422
Selling, general, and administrative expenses	648,540	587,696	492,370
Impairment loss	4,005	—	7,749
Income from operations	274,796	251,382	194,303
Other expenses (income):
Interest expense	7,825	11,253	3,599
Loss on foreign currency	1,085	1,582	1,921
Interest and investment income	(2,218)	(10,729)	(5,486)
Other (income) expense	(287)	(317)	50
	6,405	1,789	84

Income before income taxes	268,391	249,593	194,219
Income taxes	64,958	61,817	43,182
Net income	203,433	187,776	151,037
Less: Net income attributable to the noncontrolling interest	39,075	35,122	30,099
Net income attributable to Interparfums, Inc.	$164,358	$152,654	$120,938
Net income attributable to Interparfums, Inc. common shareholders:
Basic	$5.13	$4.77	$3.80
Diluted	$5.12	$4.75	$3.78
Weighted average number of shares outstanding:
Basic	32,036,728	31,994,328	31,859,417
Diluted	32,124,285	32,139,702	31,988,753

Dividends declared per share	$3.00	$2.50	$2.00

See accompanying notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2024, 2023, and 2022

(In thousands except share and per share data)

	2024	2023	2022

Net income	$203,433	$187,776	$151,037

Other comprehensive income:
Net derivative instrument (loss) income, net of tax	(2,249)	(3,329)	2,356
Transfer of OCI into earnings	(64)	1,709	992
Pension benefits, net of tax	2,785	—	—
Translation adjustments, net of tax	(42,059)	24,042	(29,683)
	(41,587)	22,422	(26,335)
Comprehensive income	161,846	210,198	124,702

Comprehensive income attributable to noncontrolling interests:
Net income	39,075	35,122	30,099
Net derivative instrument (loss) income, net of tax	(618)	25	647
Pension benefits, net of tax	766	—	—
Translation adjustments, net of tax	(9,684)	6,529	(9,358)
	29,539	41,676	21,388
Comprehensive income attributable to Interparfums Inc.	$132,307	$168,522	$103,314

See accompanying notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2024, 2023, and 2022

(In thousands except share and per share data)

	2024	2023	2022

Common stock, beginning and end of year	$32	$32	$32

Additional paid-in capital, beginning of year	98,565	90,186	87,132
Shares issued upon exercise of stock options	7,049	8,025	6,004
Share-based compensation	1,039	1,246	1,355
Transfer of subsidiary shares purchased	49	(892)	(4,305)
Additional paid-in capital, end of year	106,702	98,565	90,186

Retained earnings, beginning of year	693,848	620,095	560,663
Net income	164,358	152,654	120,938
Dividends	(96,026)	(80,047)	(63,743)
Share-based compensation	1,060	1,146	2,237
Retained earnings, end of year	763,240	693,848	620,095

Accumulated other comprehensive loss, beginning of year	(40,188)	(56,056)	(38,432)
Foreign currency translation adjustment, net of tax	(32,375)	17,513	(20,325)
Transfer from other comprehensive income into earnings	(64)	1,709	992
Pension benefits, net of tax	2,019	—	—
Net derivative instrument (loss) income, net of tax	(1,631)	(3,354)	1,709
Accumulated other comprehensive loss, end of year	(72,239)	(40,188)	(56,056)

Treasury stock, beginning of year	(52,864)	(37,475)	(37,475)
Shares repurchased	—	(15,389)	—
Treasury stock, end of year	(52,864)	(52,864)	(37,475)

Noncontrolling interest, beginning of year	192,777	171,364	166,412
Net income	39,075	35,122	30,099
Foreign currency translation adjustment, net of tax	(9,684)	6,529	(9,358)
Pension benefits, net of tax	766	—	—
Net derivative instrument (loss) income, net of tax	(618)	25	647
Dividends	(24,729)	(20,301)	(16,056)
Share-based compensation	236	180	(282)
Transfer of subsidiary shares purchased	(49)	(142)	(98)
Noncontrolling interest, end of year	197,774	192,777	171,364

Total equity	$942,645	$892,170	$788,146

See accompanying notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2024, 2023, and 2022

(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$203,433	$187,776	$151,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including impairment loss	28,358	17,331	22,539
Provision for doubtful accounts	618	(1,734)	2,353
Noncash stock compensation	2,379	2,525	3,143
Share of (income) loss of equity investment	(460)	(317)	49
Noncash lease expense	6,271	5,448	4,980
Deferred tax benefit	(3,356)	(2,987)	(3,604)
Change in fair value of derivatives	93	(301)	227
Changes in:
Accounts receivable	(41,281)	(36,843)	(59,640)
Inventories	(17,203)	(73,700)	(98,297)
Other assets	5,428	11,868	(13,651)
Operating lease liabilities	(6,128)	(5,290)	(4,795)
Accounts payable and accrued expenses	4,868	3,064	64,738
Income taxes, net	4,622	(1,066)	3,952
Net cash provided by operating activities	187,642	105,774	73,031
Cash flows from investing activities:
Purchases of short-term investments	(206,222)	(221,111)	(1,038)
Proceeds from sale of short-term investments	183,742	281,741	896
Purchase of property, equipment and leasehold improvements	(4,740)	(6,465)	(33,756)
Payment for intangible assets acquired	(17,612)	(46,903)	(56,746)
Net cash (used in) provided by investing activities	(44,832)	7,262	(90,644)
Cash flows from financing activities:
Proceeds from loans payable, bank	4,330	4,325	—
Proceeds from issuance of long-term debt	43,296	—	52,492
Repayment of long-term debt	(34,689)	(28,800)	(19,861)
Proceeds from exercise of options	7,049	8,025	6,003
Purchase of subsidiary shares from noncontrolling interests	—	(1,027)	(4,403)
Dividends paid	(96,026)	(80,047)	(63,743)
Dividends paid to noncontrolling interests	(24,729)	(20,301)	(16,056)
Purchase of treasury stock	—	(15,389)	—
Net cash used in financing activities	(100,769)	(133,214)	(45,568)
Effect of exchange rate changes on cash	(5,070)	3,927	(493)
Net increase (decrease) in cash and cash equivalents	36,971	(16,251)	(63,674)
Cash and cash equivalents – beginning of year	88,462	104,713	168,387
Cash and cash equivalents – end of year	$125,433	$88,462	$104,713
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,495	$5,823	$2,987
Income taxes	63,197	60,990	38,492

See accompanying notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

(1)	The Company and its Significant Accounting Policies

Business of the Company

Interparfums, Inc. and its subsidiaries (the “Company”) are in the fragrance business and manufacture, market and distribute a wide array of prestige fragrances and fragrance related products.

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

	Year Ended December 31,
	2024	2023	2022
Jimmy Choo	17%	17%	18%
Montblanc	15%	17%	18%
Coach	14%	15%	15%
GUESS	12%	12%	12%
Donna Karan/DKNY	7%	7%	3%
Lacoste	6%	—	—
Ferragamo	5%	5%	5%

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

Cash and Cash Equivalents and Short-Term Investments

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The Company also has short-term investments which consist of certificates of deposit with maturities greater than three months, marketable equity securities and other contracts. The Company monitors concentrations of credit risk associated with financial institutions with which the Company conducts significant business. The Company believes its credit risk is minimal, as the Company primarily conducts business with large, well-established financial institutions. Substantially all cash and cash equivalents are primarily held at financial institutions outside the United States and are readily convertible into U.S. dollars.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for doubtful accounts or balances which are estimated to be uncollectible, which aggregated $2.4 million and $2.1 million as of December 31, 2024, and 2023, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

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

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more-likely-than-not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 9.47% and 10.39% in 2024 and 2023, respectively. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores and domestic and international wholesalers and distributors. Our revenue contracts represent single performance obligations to sell our products to customers. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. The substantial majority of our revenue is recognized at a point in time when control of the promised goods is transferred to customers based on agreed upon shipping terms, which usually occurs upon delivery. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those goods. Net sales are comprised of gross revenues less incentives to customers such as returns, trade discounts and allowances, which give rise to variable consideration. The Company does not bill its customers’ freight and handling charges. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. Macy's, our top retail customer, accounted for approximately 12% of net sales in 2024 and 2023, respectively. No one customer represented 10% or more of net sales in 2022.

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, for U.S. based customers, we allow returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we consider include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records its estimate of potential sales returns as a reduction of sales and cost of sales with corresponding entries to accrued expenses, to record the refund liability, and inventory, for the right to recover goods from the customer. The refund liability associated with estimated returns was $10.8 million and $5.5 million at December 31, 2024 and 2023, respectively, and the amounts recognized for the rights to recover products was $4.1 million and $2.4 million at December 31, 2024 and 2023, respectively. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $280.5 million, $261.3 million and $212.4 million for 2024, 2023 and 2022, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $61.5 million, $52.3 million and $43.1 million in 2024, 2023 and 2022, respectively.

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

License Agreements

The Company’s license agreements generally provide the Company with worldwide rights to manufacture, market and sell prestige fragrances and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 to 15 years and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, excluding potential renewal periods, range from approximately 1 to 14 years. Under each license, the Company is required to pay royalties in the range of 6% to 11% to the licensor, at least annually, based on net sales to third parties.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance and allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. The Company adopted the ASU as of December 31, 2024 and applied its provisions retrospectively (See Note 14).

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-04. The ASU requires, among other things, more detailed disclosures about types of expenses in commonly presented expense captions such as cost of sales and selling, general and administrative expenses and is intended to improve the disclosures about an entity's expenses  including purchases of inventory, employee compensation, depreciation and intangible asset amortization. ASU 2024-03 will also require the Company to disclose both the amount and the Company's definition of selling expenses. The guidance, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027, on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

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

The following table presents a summary of the impact by financial statement line item of the corrections for the year ended December 31, 2022:

	For the Year Ended December 31, 2022
Consolidated Statement of Cash Flow	As previously reported	Adjustment	As revised
(in thousands)

Change in Accounts payable and accrued expenses	106,857	(42,119)	64,738
Net cash provided by operating activities	115,150	(42,119)	73,031

Payments for intangible assets acquired	(98,865)	42,119	(56,746)
Net cash used in investing activities	(132,763)	42,119	(90,644)

(2)	Recent Agreements

Off-White

In December 2024, we announced that our 72% owned French subsidiary, Interparfums SA, signed for all Off-White brand names and registered trademarks for Class 3 fragrance and cosmetic products, subject to an existing license that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brand.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

Van Cleef & Arpels

In 2006, Van Cleef & Arpels and Interparfums SA signed a 12-year worldwide license agreement to manufacture and distribute perfumes and related products under the Van Cleef & Arpels brand name, which was subsequently extended for a further six years until December 31, 2024. In December 2024, the license agreement was renewed for an additional 9-year term, through December 31, 2033.

Abercrombie & Fitch

In 2023, we announced our agreement to distribute Abercrombie & Fitch’s number one men’s fragrance, Fierce, in selected markets. The first phase of the agreement, which became effective on September 1, 2023, covers Fierce distribution in certain major markets, including Europe, Mexico and Australia. The second phase, which activated in February 2024, covers distribution in additional markets in Western Europe and Latin America.

Roberto Cavalli

In July 2023, we closed a transaction agreement with Roberto Cavalli, whereby an exclusive and worldwide license was granted for the production and distribution of Roberto Cavalli brand perfumes and fragrance related products. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The license became effective in July 2023 and will last for 6.5 years. We began shipping Roberto Cavalli perfumes and fragrances related products in February 2024.

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

Dunhill

The Dunhill fragrance license expired on September 30, 2023 and was not renewed. The Company had a twelve-month sell-off period during which it maintained the right to sell-off remaining Dunhill fragrance inventory, which is customary in the fragrance industry. As of September 30, 2024, all finished goods and components were sold and we no longer carry any inventory related to Dunhill.

Donna Karan/DKNY

In September 2021, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Donna Karan and DKNY brands. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. With this agreement, we have gained several well-established and valuable fragrance franchises, most notably Donna Karan Cashmere Mist and DKNY Be Delicious, as well as a significant loyal consumer base around the world. In connection with the grant of license, we issued 65,342 shares of Interparfums, Inc. common stock valued at $5.0 million to the licensor. The exclusive license became effective July 1, 2022.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business we took a $2.4 million impairment charge on our Rochas fashion trademark in the first quarter of 2021 and a $6.8 million impairment charge in the fourth quarter of 2022 after an independent expert concluded that the valuation of the trademark was $11.2 million. In 2023, the Rochas teams underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to make this new structure operational beginning in 2024. In the fourth quarter of 2024, we again took a $4.0 million impairment charge on the Rochas fashion trademark after management reviewed and agreed with an independent expert's conclusion that the valuation of the trademark was $7.2 million.

(3)	Inventories

Inventories consist of the following:

(In thousands)	December 31, 2024	December 31, 2023
Raw materials and component parts	$137,572	$158,733
Finished goods	234,348	213,126

	$371,920	$371,859

Overhead included in inventory aggregated $6.1 million and $5.4 million as of December 31, 2024 and 2023, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $18.4 million and $21.5 million as of December 31, 2024 and 2023, respectively.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2024, 2023 and 2022

 (In thousands except share and per share data)

(4)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2024
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$109,311	$7,703	$101,608	$—
Interest rate swaps	1,967	—	1,967	—

Total Assets	$111,278	$7,703	$103,575	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	445	—	445	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,435	—	1,435	—

Total Liabilities	$1,880	$—	$1,880	$—

		Fair Value Measurements at December 31, 2023
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$94,304	$12,868	$80,614	$822
Interest rate swaps	3,909	—	3,909	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	359	—	359	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,533	—	1,533	—

Total Assets	$100,105	$12,868	$86,415	$822

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2024, 2023 and 2022

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

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $51.9 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in other comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $124.7 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial in each of the years in the three-year period ended December 31, 2024. Other (income) expense includes a loss of $1.7 million and $2.8 million in 2024 and 2023, respectively, and a gain of $6.3 million in 2022, resulting from an interest rate swap.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The valuation of interest rate swaps is included in long-term debt on the accompanying consolidated balance sheets. The valuation of foreign currency forward exchange contracts at December 31, 2024 and December 31, 2023, resulted in an asset and is included in other current assets on the accompanying consolidated balance sheets.

At December 31, 2024, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $100 million which all have maturities of less than one year.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2024, 2023 and 2022

 (In thousands except share and per share data)

(6)	Property, Equipment and Leasehold Improvements

	December 31,
	2024	2023
Land and Building (construction in progress)	$147,786	$157,057
Equipment	59,800	55,385
Leasehold improvements	8,456	9,363
	216,042	221,805
Less accumulated depreciation	62,269	52,583
	$153,773	$169,222

Depreciation expense was $10.4 million, $9.8 million and $7.5 million in 2024, 2023, and 2022, respectively.

In April 2021, Interparfums SA, our 72% owned French Subsidiary, completed the acquisition of its headquarters at 10 rue de Solférino in the 7th arrondissement of Paris from the property developer. This is an office complex combining three buildings connected by two inner courtyards, and consists of approximately 40,000 total sq. ft.

The purchase price included the complete renovation of the site. As of December 31, 2024, $145 million (€139 million) of the purchase price, including approximately $3 million of acquisition costs, is included in property, equipment and leasehold improvements on the accompanying consolidated balance sheet. The purchase price has been allocated approximately $59.5 million (€57 million) to land and $85.5 million (€82 million) to the building. The building, which was delivered on February 28, 2022, includes the building structure, development of the property, façade waterproofing, general and technical installations and interior fittings that will be depreciated over a range of 7 to 50 years. The Company has elected to depreciate the building cost based on the useful lives of its components.

The acquisition was financed by a 10-year €120 million (approximately $124.7 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately €80 million of the variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%.

(7)	Trademarks, Licenses and Other Intangible Assets

2024	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$116,187	$—	$116,187
Trademarks (finite lives)	40,732	599	40,133
Licenses (finite lives)	202,852	79,800	123,052
Other intangible assets (finite lives)	20,238	17,126	3,112
Subtotal	263,822	97,525	166,297
Total	$380,009	$97,525	$282,484

2023	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$108,760	$—	$108,760
Trademarks (finite lives)	42,752	66	42,686
Licenses (finite lives)	215,307	73,264	142,043
Other intangible assets (finite lives)	19,524	16,657	2,867
Subtotal	277,583	89,987	187,596
Total	$386,343	$89,987	$296,356

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

Amortization expense was $13.6 million, $7.5 million and $6.8 million in 2024, 2023 and 2022, respectively. Amortization expense is expected to approximate $13.8 million in 2025, $12.2 million in 2026, $11.8 million in 2027, and $11.0 million in 2028 and 2029. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 14.3 years and 2.5 years, respectively, and 13.9 years on average.

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was an impairment charge for trademarks with indefinite useful lives of $4.0 million and $6.8 million in 2024 and 2022, respectively, relating to our Rochas fashion business and an impairment charge for trademarks with indefinite useful lives of $0.9 million in 2022 relating to our Intimate trademark. There was no impairment charge for trademarks with indefinite useful lives in 2023. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 9.47%, 10.39%, and 9.80% as of December 31, 2024, 2023 and 2022, respectively. The cash flow projections are based upon a number of assumptions, including future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions it has made in projecting future cash flows for the evaluations described above are reasonable and currently no other impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

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

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks and in connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks on July 1, 2027 for €70 million (approximately $73 million), representing the residual value, in accordance with an amendment signed in 2021. Because the residual value of the intangible asset exceeds its carrying value, the asset is not being amortized.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

(8)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2024	2023
Advertising liabilities	$56,948	$64,815
Salary (including bonus and related taxes)	26,675	23,546
Royalties	27,206	27,477
Due vendors (not yet invoiced)	33,327	41,859
Retirement reserves	5,080	10,444
Refund (return) liability	10,826	5,507
Other	12,696	5,232
	$172,758	$178,880

(9)	Loans Payable – Banks

Loans payable – banks consist of the following:

Effective June 2024, the Company and its domestic subsidiaries have available a $25 million unsecured revolving line of credit due on demand, which bears interest at the Secured Overnight Financing Rate ("SOFR") plus 1.75% (the SOFR was 4.45% as of December 31, 2024). The line of credit which has a maturity date of April 30, 2025, is expected to be renewed on an annual basis.

Effective November 2024, the Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the SOFR plus a margin (the SOFR was 4.45% as of December 31, 2024). The line of credit, which has a maturity date of December 31, 2025, is expected to be renewed on an annual basis.

The Company and its domestic subsidiaries have available a $25 million unsecured revolving line of credit due on demand, which bears interest at the daily SOFR plus 2% (the SOFR was 4.45% as of December 31, 2024). The line of credit which has a maturity date of December 13, 2025, is expected to be renewed on an annual basis.

Borrowings outstanding pursuant to all lines of credit were zero as of December 31, 2024 and 2023.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2024, 2023 and 2022

 (In thousands except share and per share data)

The Company’s foreign subsidiaries have available credit lines totaling approximately $8.3 million provided by a consortium of international financial institutions. These credit lines bear interest at the three-month Euribor rate plus 1.65% (Three-Month Euribor was 2.71% at December 31, 2024). Borrowings outstanding pursuant to lines of credit were $8.3 million and $4.4 million as of December 31, 2024 and 2023.

The weighted average interest rate on short-term borrowings was 5.2% and 4.5% as of December 31, 2024 and 2023.

(10)	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2024	2023
$41.6 million (€40 million) payable in 36 monthly installments of approximately $1.1 million each beginning in August 2024, bearing interest at 4.03% per annum	$36,087	$—
$51.9 million (€50 million) payable in 48 equal monthly installments of $1.1 million beginning in December 2022, bearing interest at one-month Euribor plus 0.825%	25,052	40,334
$124.7 million (€120 million) payable in 120 equal monthly installments of $1.1 million beginning in April 2021, bearing interest at one-month Euribor plus 0.75%	77,481	95,576
$15.0 million payable in 14 equal annual installments of $1.1 million beginning in January 2020 including interest imputed at 4.1% per annum	8,416	9,172
$15.6 million payable (€15 million) in 10 equal annual installments of $1.5 million beginning in October 2021 including interest imputed at 2.0% per annum	10,305	12,402
	157,341	157,484
Less current maturities	41,607	29,587
Total	$115,734	$127,897

In July 2024, the Company entered into a $41.6 million (€40 million) three-year loan agreement. The loan agreement bears interest at 4.03% per annum.

In December 2022, to finance Interparfums SA’s acquisition of the Lacoste trademark, the Company entered into a $51.9 million (€50 million) four-year loan agreement. The loan agreement bears interest at Euribor-1-month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

In April 2021, to finance the acquisition of Interparfums SA’s corporate headquarters, the Company entered into a $124.7 million (€120 million) ten-year credit agreement. Approximately $88.4 million (€80.0 million) of the variable rate debt was swapped for variable interest rate debt with maximum rate of 2% per annum. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Maturities of long-term debt subsequent to December 31, 2024 are approximately $41.6 million in 2025, $41.0 million in 2026, $23.5 million in 2027, $15.0 million in 2028, $15.0 million in 2029, and $21.0 million thereafter through 2033.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2024, 2023 and 2022

 (In thousands except share and per share data)

(11)	Commitments

Leases

The Company leases offices, warehouses and vehicles, substantially all of which are classified as operating leases. The Company currently has no material financing leases. The Company determines if an arrangement is a lease at inception. Operating lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the lease term.

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

As of December 31, 2024, the weighted average remaining lease term was 4 years and the weighted average discount rate used to determine the operating lease liability was 3.2%. Rental expense related to operating leases was $6.5 million, $5.8 million, and $5.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Operating lease payments included in operating cash flows totaled $6.1 million, $5.3 million, and $4.8 million in 2024, 2023, and 2022, respectively. Noncash additions to operating lease assets totaled $2.5 million, $4.8 million, and $0.3 million in 2024, 2023, and 2022, respectively.

Maturities of lease liabilities subsequent to December 31, 2024 are as follows:

(In thousands)

2025	$6,506
2026	5,943
2027	5,989
2028	5,440
2029	3,485
Thereafter	—
27,363
Less imputed interest (based on 3.2% weighted-average discount rate)	(821)
$26,542

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2024, 2023 and 2022

 (In thousands except share and per share data)

License Agreements

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2038. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

(In thousands)

2025	$316,617
2026	279,938
2027	266,142
2028	262,492
2029	264,103
Thereafter	758,999
$2,148,291

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2024, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general, and administrative expenses, aggregated $117.8 million, $103.8 million and $87.0 million in 2024, 2023 and 2022, respectively, and represented 8.1%, 7.9% and 8.0% of net sales for the years ended December 31, 2024, 2023 and 2022, respectively.

Properties

The Company entered into agreements in December 2024 to purchase additional property in Paris attached to its French headquarters for $12.4 million (€11.9 million) by May 30, 2025 after deducting the amount of escrow already paid.

(12)	Equity

Share-Based Payments

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested aggregated $1.2 million, $1.2 million and $1.3 million in 2024, 2023 and 2022, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	122,100	$24.47
Nonvested options granted	47,250	$33.31
Nonvested options vested or forfeited	(50,700)	$19.73
Nonvested options – end of year	118,650	$30.02

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2024, 2023 and 2022

 (In thousands except share and per share data)

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2024	2023	2022
Income before income taxes	$2,379	$2,525	$3,143
Net income attributable to Interparfums, Inc.	1,565	1,700	2,036
Diluted earnings per share attributable to Interparfums, Inc.	0.05	0.05	0.06

The following table summarizes stock option activity and related information for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024		2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option -beginning of year	308,970	$86.52	441,580	$67.30	524,900	$57.58
Options granted	47,250	130.60	47,500	147.71	62,000	97.84
Options exercised	(105,510)	66.83	(154,220)	52.04	(136,880)	43.86
Options forfeited	(4,280)	95.73	(25,890)	76.32	(8,440)	67.65
Shares under option - end of year	246,430	103.24	308,970	86.52	441,580	67.30

At December 31, 2024, options for 492,395 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $7.8 million as of December 31, 2024 and unrecognized compensation cost related to stock options outstanding aggregated $3.3 million, which will be recognized over the next five years.

The weighted average fair values of options granted by Interparfums, Inc. during 2024, 2023 and 2022 were $33.31, $35.08 and $20.36 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value.

The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2024	2023	2022
Weighted average expected stock-price volatility	30%	29%	26%
Weighted average expected option life	4.4 years	4.0 years	4.0 years
Weighted average risk-free interest rate	4.4%	3.8%	4.0%
Weighted average dividend yield	2.3%	2.0%	2.4%

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2024	2023	2022
Proceeds from stock options exercised	$7,049	$8,025	$6,003
Tax benefits	$673	$1,150	$800
Intrinsic value of stock options exercised	$7,052	$11,578	$6,760

 INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2024, 2023 and 2022

 (In thousands except share and per share data)

The following table summarizes additional stock option information as of December 31, 2024:

Exercise prices	Options outstanding	Options outstanding weighted average remaining contractual life	Options exercisable
$62.18 - $69.11	10,500	0.66 years	9,000
$73.09	88,580	1.00 years	88,580
$97.84	53,600	4.00 years	20,900
147.71	46,500	4.99 years	9,300
$130.60	47,250	6.00 years	—
Totals	246,430	3.35 years	127,780

As of December 31, 2024, the weighted average exercise price of options exercisable was $81.91 and the weighted average remaining contractual life of options exercisable is 2 years. The aggregate intrinsic value of options exercisable at December 31, 2024 is $6.6 million.

In March 2022, Interparfums SA, our 72% owned French subsidiary, approved a plan to grant an aggregate of 88,400 shares to all Interparfums SA employees and corporate officers having more than six months of employment at grant date, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2025.

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of grant. The estimated number of shares to be distributed of 104,418 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.1 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of December 31, 2024, the Company acquired 96,371 shares at an aggregate cost of $3.9 million.

All share purchases and issuances have been classified as equity transactions on the accompanying consolidated balance sheet.

Dividends

In February 2022, our Board of Directors authorized an annual dividend of $2.00 per share, payable quarterly. In February 2023, our Board of Directors authorized an increase in the annual dividend to $2.50 per share and in February 2024, our Board of Directors increased the annual dividend to $3.00 per share. In February 2025, our Board of Directors further increased the annual dividend to $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on March 28, 2025 to shareholders of record on March 14, 2025.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2024, 2023 and 2022

 (In thousands except share and per share data)

(13)	Net Income Attributable to Interparfums, Inc. Common Shareholders

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
(In thousands except share and per share data)	2024	2023	2022

Numerator:
Net income attributable to Interparfums, Inc.	$164,358	$152,654	$120,938

Denominator:
Weighted average shares	32,036,728	31,994,328	31,859,417
Effect of dilutive securities:
Stock options	87,557	145,374	129,336
Denominator for diluted earnings per share	32,124,285	32,139,702	31,988,753

Earnings per share:
Net income attributable to Interparfums, Inc.
common shareholders:
Basic	$5.13	$4.77	$3.80
Diluted	5.12	4.75	3.78

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 47,250, nil, and 38,000 shares of common stock for 2024, 2023, and 2022, respectively.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

(14)	Segments and Geographic Areas

Operating and reportable segments ("segments") reflect the way the Company is managed and for which separate financial information is available and evaluated regularly by the Company's chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is the founders of Interparfums, Inc. which includes the Chief Executive Officer and Chairman of the Board of Directors of Interparfums, Inc. and the President of Interparfums, Inc. and Chief Executive Officer of Interparfums SA. The Company manufactures and distributes one product line, fragrances and fragrance related products. The Company manages its business in two segments, European based operations and United States based operations. The European based operations, assets and business operations are primarily conducted in France, and include the results and assets of Interparfums Luxury Brands, Inc., located in the United States. For United States based operations, assets and business operations are primarily conducted in the United States, and include the results and assets of Interparfums Italia Srl, located in Italy. Both European based operations and United States based operations primarily represent the sale of prestige brand name fragrances.

The accounting policies for the Company's reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its segments and allocates resources based on gross margin and income from operations. Segment gross margin and segment income from operations include intersegment revenues and expenses. For both segments, the CODM used these measures in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for both profit measures when making decisions about allocating capital and personnel to the segments and in determining the compensation of employees. The CODM also uses segment gross margin for evaluating product pricing, customer and product mix, cost optimization, and marketing strategies and used segment income from operations to assess the performance and relative profitability of each segment by comparing the results of each segment with one another.

Information on the Company’s operations by segments is as follows:

	Year ended December 31, 2024
	United States based operations	European based operations	Total
Net sales	$511,307	$953,046	$1,464,353
Eliminations (a)	—	(12,028)	(12,028)
	511,307	941,018	1,452,325
Less: (b)
Cost of sales	215,207	314,465
Eliminations (a)	—	(4,688)
Segment gross margin	296,100	631,241	927,341
Less: (b)
Advertising and Promotion	79,479	201,065
Employee related costs	51,318	74,071
Royalties	37,081	80,711
Other segment items (c)	39,048	89,772
Segment income from operations	$89,174	$185,622	$274,796

Reconciliation:
Interest expense			7,825
Loss on foreign currency			1,085
Interest and investment income			(2,218)
Other (income) expense			(287)
Income before income taxes			$268,391

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

	Year ended December 31, 2023
	United States based operations	European based operations	Total
Net sales	$455,758	$863,397	$1,319,155
Eliminations (a)	—	(1,480)	(1,480)
	455,758	861,917	1,317,675
Less: (b)
Cost of sales	195,973	282,624
Segment gross margin	259,785	579,293	839,078
Less: (b)
Advertising and Promotion	70,033	$191,253
Employee related costs	45,880	70,473
Royalties	32,573	71,214
Other segment items (c)	32,622	73,648
Segment income from operations	$78,677	$172,705	$251,382

Reconciliation:
Interest expense			11,253
Loss on foreign currency			1,582
Interest and investment income			(10,729)
Other (income) expense			(317)
Income before income taxes			$249,593

	Year ended December 31, 2022
	United States based operations	European based operations	Total
Net sales	$342,644	$744,075	$1,086,719
Eliminations (a)	—	(66)	(66)
	342,644	744,009	1,086,653
Less: (b)
Cost of sales	155,333	236,898
Segment gross margin	187,311	507,111	694,422
Less: (b)
Advertising and Promotion	45,860	166,510
Employee related costs	38,457	60,984
Royalties	24,012	62,986
Other segment items (c)	26,541	74,769
Segment income from operations	$52,441	$141,862	$194,303

Reconciliation:
Interest expense			3,599
Loss on foreign currency			1,921
Interest and investment income			(5,486)
Other (income) expense			50
Income before income taxes			$194,219

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

(a)	Eliminations of intercompany sales relate to European based operations products sold to United States based operations.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(c)	Other segment items for each reportable segment include expenses for professional services, travel & entertainment, rent, warehousing, shipping, depreciation & amortization, and other selling, general and administrative costs.

Other segment disclosures:

	Year ended December 31,
	2024	2023	2022
Net income attributable to Interparfums, Inc.:
United States	$68,164	$63,354	$43,330
Europe	101,698	89,677	77,608
Eliminations	(5,504)	(377)	—
	$164,358	$152,654	$120,938
Depreciation and amortization expense including impairment loss:
United States	$6,838	$6,517	$6,355
Europe	21,520	10,814	16,184
	$28,358	$17,331	$22,539
Interest and investment income:
United States	$514	$346	$66
Europe	2,392	10,810	5,769
Eliminations	(688)	(427)	(349)
	$2,218	$10,729	$5,486
Interest expense:
United States	$1,838	$1,351	$1,100
Europe	6,675	10,329	2,848
Eliminations	(688)	(427)	(349)
	$7,825	$11,253	$3,599
Income tax expense:
United States	$17,805	$15,180	$6,920
Europe	48,988	46,763	36,262
Eliminations	(1,835)	(126)	—
	$64,958	$61,817	$43,182

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

	December 31,
	2024	2023	2022
Total assets:
United States	$352,139	$344,341	$278,090
Europe	1,073,326	1,066,684	1,052,004
Eliminations	(14,204)	(41,696)	(21,552)
	$1,411,261	$1,369,329	$1,308,542
Additions to long-lived assets(a):
United States	$1,882	$3,918	$5,318
Europe	20,470	49,450	85,184
	$22,352	$53,368	$90,502
Total long-lived assets(a):
United States	$50,401	$57,372	$61,539
Europe	410,459	436,819	423,999
	$460,860	$494,191	$485,538

(a) Total long-lived assets include property, equipment and leasehold improvements, trademarks, licenses, and other intangible assets, and right-of-use assets.

United States export sales were approximately $218.5 million, $230.5 million and $180.0 million in 2024, 2023 and 2022, respectively. Consolidated net sales to customers by region are as follows:

Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2024	2023	2022
North America	$541,850	$511,655	$420,968
Western Europe	364,308	301,228	259,216
Asia/Pacific	196,978	191,772	163,621
Middle East and Africa	122,844	117,115	98,776
Eastern Europe	118,130	103,227	74,161
Central and South America	108,215	92,678	69,911

	$1,452,325	$1,317,675	$1,086,653

For net sales, a major country is defined as a group of customers in a country with combined net sales of greater than 10% of consolidated net sales or as otherwise deemed significant. Net sales in the United States were approximately $522.1 million, $493.2 million, and $410.0 million in 2024, 2023 and 2022, respectively. Net sales in France were approximately $65.4 million, $51.0 million, and $44.8 million in 2024, 2023 and 2022, respectively. No other country represented greater than 10% of the Company's consolidated net sales or was otherwise deemed significant.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

(15)	Income Taxes

The components of income before income taxes consist of the following:

	Year ended December 31,
	2024	2023	2022
U.S. operations	$83,169	$103,517	$75,682
Foreign operations	185,222	146,076	118,537
	$268,391	$249,593	$194,219

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$14,992	$18,322	$14,019
State and local	2,627	2,297	2,782
Foreign	50,557	44,341	30,144
	68,176	64,960	46,945
Deferred:
Federal	(1,115)	518	(1,150)
State and local	(162)	81	(149)
Foreign	(1,941)	(3,742)	(2,464)
	(3,218)	(3,143)	(3,763)
Total income tax expense	$64,958	$61,817	$43,182

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

(In thousands except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2024	2023
Net deferred tax assets:
Foreign net operating loss carry-forwards	$—	$218
Inventory and accounts receivable	4,505	3,138
Profit sharing	2,274	3,505
Stock option compensation	314	613
Effect of inventory profit elimination	11,569	10,957
Other	2,290	1,674
Total gross deferred tax assets, net	20,952	20,105
Valuation allowance	—	(296)
Net deferred tax assets	20,952	19,809
Deferred tax liabilities (long-term):
Building expenses	(1,196)	(1,327)
Trademarks and licenses	(2,104)	(2,238)
Unrealized gain on marketable equity securities	(560)	(1,044)
Other	(58)	(655)
Total deferred tax liabilities	(3,918)	(5,264)
Net deferred tax assets	$17,034	$14,545

Valuation allowances have been provided for deferred tax assets relating to foreign net operating loss carry-forwards as future profitable operations from certain foreign subsidiaries might not be sufficient to realize the full amount of the deferred tax assets in 2023. No valuation allowances were provided for deferred tax assets in 2024.

No other valuation allowances have been provided as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

The Company estimated the effect of foreign derived intangible income (“FDII”) and recorded a tax benefit of approximately $2.4 million, $2.4 million and $1.5 million as of December 31, 2024, 2023 and 2022, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

The Company assessed its uncertain tax positions and determined that it has no material uncertain tax position at December 31, 2024.

A tax audit of our Company’s French subsidiary was finalized in 2023 for the tax years 2020 and 2021. As a result of the audit’s conclusions, a one-time assessment of €2.8 million ($3.1 million) was included in tax expense in the consolidated statements of income for the annual period ended December 31, 2023. The Company’s French subsidiary is no longer subject to foreign tax examination for years before 2022. The Company's French subsidiary has been notified of an upcoming audit for tax years 2022 and 2023, to begin in 2025.

The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2021.

 INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2024, 2023 and 2022

 (In thousands except share and per share data)

Differences between the United States federal statutory income tax rate and the effective income tax rate were as follows:

	Year ended December 31,
	2024	2023	2022
Statutory rates	21.0%	21.0%	21.0%
State and local taxes, net of Federal benefit	0.7	0.8	1.1
Windfall benefit from exercise of stock options	(0.3)	(0.4)	(0.4)
Benefit of Foreign Derived Intangible Income	(0.9)	(0.9)	(0.8)
Effect of foreign taxes greater than U.S. statutory rates	3.5	4.1	1.5
Other	0.2	0.2	(0.2)
Effective rates	24.2%	24.8%	22.2%

(16)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following:

	Year ended December 31,
	2024	2023	2022

Net derivative instruments, beginning of year	$64	$1,709	$(992)
Net derivative instrument (loss) gain, net of tax	(1,695)	(1,645)	2,701
Net derivative instruments, end of year	(1,631)	64	1,709

Net pension benefits, beginning of year	—	—	—
Net pension benefits gain, net of tax	2,019	—	—
Net pension benefits, end of year	2,019	—	—

Cumulative translation adjustments, beginning of year	(40,252)	(57,765)	(37,440)
Translation adjustments	(32,375)	17,513	(20,325)
Cumulative translation adjustments, end of year	(72,627)	(40,252)	(57,765)

Accumulated other comprehensive loss	$(72,239)	$(40,188)	$(56,056)

(17)	Related Party Transactions

In 2023, a foreign subsidiary of Interparfums, Inc. began leasing office space and receiving consulting services from affiliates of the Company’s Chairman and principal stockholder. The Company incurred approximately $48 thousand and $47 thousand of expenses for these services in the year ended December 31, 2024 and 2023, respectively.

Schedule II

INTERPARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2024	$2,104	1,046	(127)	(d)	655	(a)	2,368
Year ended December 31, 2023	$4,690	(1,466)	(670)	(d)	450	(a)	2,104
Year ended December 31, 2022	$2,247	2,353	1,134	(d)	1,044	(a)	4,690

Allowance for sales returns, net of inventory:
Year ended December 31, 2024	$3,698	4,715	—		3,653	(b)	4,760
Year ended December 31, 2023	$5,410	3,071	—		4,783	(b)	3,698
Year ended December 31, 2022	$3,242	4,997	—		2,829	(b)	5,410

Inventory reserve:
Year ended December 31, 2024	$21,243	(566)	(883)	(d)	1,482	(c)	18,312
Year ended December 31, 2023	$11,431	10,284	476	(d)	948	(c)	21,243
Year ended December 31, 2022	$15,777	8,742	(378)	(d)	12,710	(c)	11,431

(a)	Write-off of bad debts.
(b)	Write-off of sales returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment

See accompanying reports of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interparfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors
Jean Madar	and Chief Executive Officer	March 11, 2025

/s/ Michel Atwood
Michel Atwood	Chief Financial Officer and Director	March 11, 2025

/s/ Philippe Benacin
Philippe Benacin	Director	March 11, 2025

/s/ Philippe Santi
Philippe Santi	Director	March 11, 2025

/s/ François Heilbronn
François Heilbronn	Director	March 11, 2025

/s/ Robert Bensoussan
Robert Bensoussan	Director	March 11, 2025

/s/ Veronique Gabai-Pinsky
Veronique Gabai-Pinsky	Director	March 11, 2025

/s/ Gilbert Harrison
Gilbert Harrison	Director	March 11, 2025

/s/ Gerard Kappauf
Gerard Kappauf	Director	March 11, 2025

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

The following document previously filed with the Commission is incorporated by reference to the Company’s Current Report on Form 10-K for the fiscal year ended December 31, 2023:

Exhibit No.	Description
21	List of Subsidiaries

23	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

Exhibits Filed and Attached to this Report:

The following documents are filed with this report, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024:

Exhibit No.	Description
10.174	Nonqualified Stock Option Agreement for Michel Atwood dated December 30, 2022

10.175	Nonqualified Stock Option Agreement for Michel Atwood dated December 29, 2023

10.176	Nonqualified Stock Option Agreement for Michel Atwood dated December 31, 2024

19	Insider Trading Policy

21	List of Subsidiaries

23	Consent of Forvis Mazars, LLP

23.1	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

97	Recovery of Erroneously Awarded Incentive Base Compensation