Form 10-Q
period 2025-03-31
INTERPARFUMS INC
filed 2025-05-05
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTERPARFUMS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At May 5, 2025, there were 32,124,000 shares of common stock, par value $.001 per share, outstanding.

INTERPARFUMS, INC. AND SUBSIDIARIES

INTERPARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.	Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2024, included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands except share and per share data)

 (Unaudited)

ASSETS
	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$96,617	$125,433
Short-term investments	75,310	109,311
Accounts receivable, net	302,268	274,705
Inventories	395,888	371,920
Receivables, other	6,414	6,122
Other current assets	34,514	27,035
Income taxes receivable	63	306
Total current assets	911,074	914,832
Property, equipment and leasehold improvements, net	158,850	153,773
Right-of-use assets, net	23,463	24,603
Trademarks, licenses and other intangible assets, net	312,258	282,484
Deferred tax assets	16,046	17,034
Other assets	18,834	18,535
Total assets	$1,440,525	$1,411,261

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$7,571	$8,311
Current portion of long-term debt	43,425	41,607
Current portion of lease liabilities	6,148	6,087
Accounts payable – trade	98,885	91,049
Accrued expenses	128,673	172,758
Income taxes payable	21,749	12,615
Total current liabilities	306,451	332,427
Long–term debt, less current portion	107,369	115,734
Lease liabilities, less current portion	19,186	20,455

Equity:
Interparfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 32,124,000 and 32,110,170 shares at March 31, 2025 and December 31, 2024, respectively	32	32
Additional paid-in capital	107,985	106,702
Retained earnings	780,338	763,240
Accumulated other comprehensive loss	(46,854)	(72,239)
Treasury stock, at cost, 9,981,665 and 9,981,665 shares at March 31, 2025 and December 31, 2024, respectively	(52,864)	(52,864)
Total Interparfums, Inc. shareholders’ equity	788,637	744,871
Noncontrolling interest	218,882	197,774
Total equity	1,007,519	942,645
Total liabilities and equity	$1,440,525	$1,411,261

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

 (Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net sales	$338,819	$323,963

Cost of sales	122,842	121,578

Gross margin	215,977	202,385

Selling, general and administrative expenses	140,900	134,412

Income from operations	75,077	67,973

Other expenses (income):
Interest expense	1,545	1,807
Loss (gain) on foreign currency	781	(905)
Interest and investment income	(581)	(3,020)
Other (income) loss	(79)	38

	1,666	(2,080)

Income before income taxes	73,411	70,053

Income taxes	18,008	16,750

Net income	55,403	53,303

Less: Net income attributable to the noncontrolling interest	12,911	12,255

Net income attributable to Interparfums, Inc.	$42,492	$41,048

Earnings per share:

Net income attributable to Interparfums, Inc. common shareholders:
Basic	$1.32	$1.28
Diluted	$1.32	$1.27

Weighted average number of shares outstanding:
Basic	32,121	32,041
Diluted	32,174	32,266

Dividends declared per share	$0.80	$0.75

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Comprehensive income:

Net income	$55,403	$53,303

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	4,333	(956)

Transfer from OCI into earnings	1,631	64

Pension benefits, net of tax	(50)	—

Translation adjustments, net of tax	27,922	(14,582)

Comprehensive income	89,239	37,829

Comprehensive income attributable to the noncontrolling interests:

Net income	12,911	12,255

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	1,191	(228)

Pension benefits, net of tax	(14)	—

Translation adjustments, net of tax	7,274	(5,017)

Comprehensive income attributable to the noncontrolling interests	21,362	7,010

Comprehensive income attributable to Interparfums, Inc.	$67,877	$30,819

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Common stock, beginning and end of period	$32	$32

Additional paid-in capital, beginning of period	106,702	98,565
Shares issued upon exercise of stock options	1,077	1,326
Share-based compensation	206	261
Transfer of subsidiary shares purchased	—	157
Additional paid-in capital, end of period	107,985	100,309

Retained earnings, beginning of period	763,240	693,848
Net income	42,492	41,048
Dividends	(25,700)	(24,032)
Share-based compensation	306	179
Retained earnings, end of period	780,338	711,043

Accumulated other comprehensive loss, beginning of period	(72,239)	(40,188)
Foreign currency translation adjustment, net of tax	20,648	(9,565)
Transfer from other comprehensive income into earnings	1,631	64
Pension benefits, net of tax	(36)	—
Net derivative instrument gain (loss), net of tax	3,142	(728)
Accumulated other comprehensive loss, end of period	(46,854)	(50,417)

Treasury stock, beginning and end of period	(52,864)	(52,864)

Noncontrolling interest, beginning of period	197,774	192,777
Net income	12,911	12,255
Foreign currency translation adjustment, net of tax	7,274	(5,017)
Pension benefits, net of tax	(14)	—
Net derivative instrument gain (loss), net of tax	1,191	(228)
Share-based compensation	55	154
Transfer of subsidiary shares purchased	—	(157)
Dividends	(309)	—
Noncontrolling interest, end of period	218,882	199,784

Total equity	$1,007,519	$907,887

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$55,403	$53,303
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,927	6,018
Provision for doubtful accounts	(36)	(153)
Noncash stock compensation	559	589
Share of income of equity investment	(79)	32
Noncash lease expense	1,745	1,485
Deferred tax provision	1,524	(1,461)
Change in fair value of derivatives	(2,415)	(24)
Changes in:
Accounts receivable	(20,774)	(50,436)
Inventories	(12,252)	(34,388)
Other assets	247	(5,245)
Operating lease liabilities	(1,851)	(1,468)
Accounts payable and accrued expenses	(42,539)	(27,736)
Income taxes, net	7,183	7,524

Net cash used in operating activities	(7,358)	(51,960)

Cash flows from investing activities:
Purchases of short-term investments	(31,653)	(59,619)
Proceeds from sale of short-term investments	69,097	74,905
Purchases of property, equipment and leasehold improvements	(1,440)	(1,059)
Payment for intangible assets acquired	(22,495)	(305)

Net cash provided by investing activities	13,509	13,922

Cash flows from financing activities:
Repayment of (proceeds from) loans payable, bank	(1,052)	4,000
Repayment of long-term debt	(12,451)	(9,425)
Proceeds from exercise of options	1,077	1,326
Dividends paid	(25,700)	(24,032)
Dividends paid to noncontrolling interest	(309)	—

Net cash used in financing activities	(38,435)	(28,131)

Effect of exchange rate changes on cash	3,468	(1,317)

Net decrease in cash and cash equivalents	(28,816)	(67,486)

Cash and cash equivalents - beginning of period	125,433	88,462

Cash and cash equivalents - end of period	$96,617	$20,976

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,401	$1,127
Income taxes	9,475	10,479

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2024.

2.	Recent Agreements:

Annick Goutal

In March 2025, we announced that our 72% owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Maison Goutal held by Amorepacific Europe. Amorepacific Europe will continue to operate the Goutal Brand under an existing license agreement that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brand.

Coach

In 2015, Coach and Interparfums SA signed an exclusive worldwide license agreement for the creation, the manufacturing and the distribution of fragrances under the Coach brand until June 30, 2026. In March 2025, the license agreement was renewed for an additional 5-year term, extending the license through June 30, 2031.

Abercrombie & Fitch and Hollister

In March 2025, we expanded our Fierce distribution agreement, which now allows for a global distribution of the iconic Fierce fragrance line that either party may terminate on two year’s notice. Furthermore, our existing Abercrombie & Fitch and Hollister fragrance license agreement will expire on March 14, 2028. The goal of the updated Fierce distribution agreement is to drive, over time, more consistency between the products that are carried in the Abercrombie & Fitch stores and unaffiliated retailers.

Off-White

In December 2024, we announced that our 72% owned French subsidiary, Interparfums SA, signed for all Off-White® brand names and registered trademarks for Class 3 fragrance and cosmetic products, subject to an existing license that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brand.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business we took a $2.4 million impairment charge on our Rochas fashion trademark in the first quarter of 2021 and a $6.8 million impairment charge in the fourth quarter of 2022 after an independent expert concluded that the valuation of the trademark was $11.2 million. In 2023, the Rochas team underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to make this new structure operational beginning in 2024. In the fourth quarter of 2024, we again took a $4.0 million impairment charge on the Rochas fashion trademark after management reviewed and agreed with an independent expert's conclusion that the valuation of the trademark was $7.2 million. There have been no triggering events through first quarter of 2025 to require additional impairment analysis.

3.	Recent Accounting Pronouncements:

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-04. The ASU requires, among other things, more detailed disclosures about types of expenses in commonly presented expense captions such as cost of sales and selling, general and administrative expenses and is intended to improve the disclosures about an entity's expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization. ASU 2024-03 will also require the Company to disclose both the amount and the Company's definition of selling expenses. The guidance, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027, on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2025	December 31, 2024
Raw materials and component parts	$145,688	$137,572
Finished goods	250,200	234,348

	$395,888	$371,920

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$75,310	$7,302	$68,008	$—
Interest rate swaps	1,831	—	1,831	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	2,019	—	2,019	—
Foreign currency forward exchange contracts accounted for using hedge accounting	3,960	—	3,960	—

	$83,120	$7,302	$75,818	$—

		Fair Value Measurements at December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$109,311	$7,703	$101,608	$—
Interest rate swaps	1,967	—	1,967	—

Total Assets	$111,278	$7,703	$103,575	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	445	—	445	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,435	—	1,435	—

Total Liabilities	$1,880	$—	$1,880	$—

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

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $129.8 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in loss (gain) on foreign currency on the accompanying consolidated statements of income. Such gains and losses were immaterial for the three months ended March 31, 2025 and 2024, respectively.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The valuation of interest rate swaps is included in long-term debt on the accompanying consolidated balance sheet. The valuation of foreign currency forward exchange contracts at March 31, 2025, resulted in a net asset and is included in other current assets on the accompanying consolidated balance sheet.

At March 31, 2025, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately USD $161 million which all have maturities of less than one year.

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

As of March 31, 2025, the weighted average remaining lease term was 3.9 years and the weighted average discount rate used to determine the operating lease liability was 3.2%. Rental expense related to operating leases was $1.6 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. Operating lease payments included in operating cash flows totaled $1.9 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively, and noncash additions to operating lease assets totaled $0.03 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the three months ended March 31, 2025 and 2024 aggregated $0.02 million and $0.04 million, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	118,650	$30.02
Nonvested options granted	—	—
Nonvested options vested or forfeited	(4,900)	$22.41
Nonvested options – end of period	113,750	$30.35

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.56 million and $0.59 million for the three months ended March 31, 2025 and 2024 respectively, and decreased income attributable to Interparfums, Inc. by $0.36 million and $0.39 million for the three months ended March 31, 2025 and 2024 respectively.

The following table summarizes stock option information as of March 31, 2025:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2025	246,430	$103.24
Options forfeited	(3,800)	124.09
Options exercised	(13,830)	77.88

Outstanding at March 31, 2025	228,800	$104.43

Options exercisable	115,050	$82.06
Options available for future grants	498,195

As of March 31, 2025, the weighted average remaining contractual life of options outstanding is 3.2 years (1.5 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $4.5 million and $4.0 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $3.1 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the three months ended March 31, 2025 and 2024 were as follows:

(In thousands)	March 31, 2025	March 31, 2024

Cash proceeds from stock options exercised	$1,077	$1,326
Tax benefits	125	220
Intrinsic value of stock options exercised	840	1,375

There were no options granted during the three months ended March 31, 2025 and March 31, 2024.

Expected volatility is estimated based on the historic volatility of the Company’s common stock. The expected term of the option is estimated based on historical data. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant of the option and the dividend yield reflects the assumption that the dividend payout as authorized by the Board of Directors maintain its current payout ratio as a percentage of earnings.

In March 2022, Interparfums SA, our 72% owned French Subsidiary, approved a plan to grant an aggregate of 88,400 shares of its stock to all Interparfums SA employees and corporate officers having more than six months of employment at grant date, subject to certain corporate performance conditions. The shares, subject to adjustment for stock splits, will be distributed in June 2025.

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of grant. The estimated number of shares to be distributed of 105,395 has been determined taking into account employee turnover. The aggregate cost of the grant of approximately $4.2 million will be recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to these plans will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of March 31, 2025 the Company acquired 96,371 shares at an aggregate cost of $4.1 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
(In thousands)	March 31,
	2025	2024
Numerator:
Net income attributable to Interparfums, Inc.	$42,492	$41,048
Denominator:
Weighted average shares	32,121	32,041
Effect of dilutive securities:
Stock options	53	225
Denominator for diluted earnings per share	32,174	32,266

Earnings per share:
Net income attributable to
Interparfums, Inc. common shareholders:
Basic	$1.32	$1.28
Diluted	$1.32	$1.27

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.04 million and 0.05 million shares of common stock for the three months ended March 31, 2025 and 2024, respectively.

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

Information on the Company’s operations by segments is as follows:

	Three months ended March 31, 2025
	United States based operations	European based operations	Total
Net sales	$94,345	$247,826	$342,171
Eliminations (a)	—	(3,352)	(3,352)
	94,345	244,474	338,819
Less: (b)
Cost of sales	38,966	85,382
Eliminations (a)	—	(1,506)
Segment gross margin	55,379	160,598	215,977
Less: (b)
Advertising and Promotion	15,388	36,140
Employee related costs	13,865	18,188
Royalties	7,038	21,023
Other segment items (c)	8,627	20,631
Segment income from operations	$10,461	$64,616	$75,077

Reconciliation:
Interest expense			1,545
Loss on foreign currency			781
Interest and investment income			(581)
Other income			(79)
Income before income taxes			$73,411

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
	Three months ended March 31, 2024
	United States based operations	European based operations	Total
Net sales	$95,768	$230,957	$326,725
Eliminations (a)	—	(2,762)	(2,762)
	95,768	228,195	323,963
Less: (b)
Cost of sales	39,599	83,189
Eliminations (a)	—	(1,210)
Segment gross margin	56,169	146,216	202,385
Less: (b)
Advertising and Promotion	14,934	33,390
Employee related costs	12,487	18,165
Royalties	7,171	20,018
Other segment items (c)	9,423	18,824
Segment income from operations	$12,154	$55,819	$67,973

Reconciliation:
Interest expense			1,807
Gain on foreign currency			(905)
Interest and investment income			(3,020)
Other expense			38
Income before income taxes			$70,053

(a)	Eliminations of intercompany sales relate to European based operations products sold to United States based operations.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(c)	Other segment items for each reportable segment include expenses for professional services, travel & entertainment, rent, warehousing, shipping, depreciation & amortization, and other selling, general and administrative costs.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other segment disclosures:

	Three months ended March 31,
	2025	2024
Net income attributable to Interparfums, Inc.:
United States	$8,668	$9,527
Europe	35,209	32,685
Eliminations	(1,385)	(1,164)
	$42,492	$41,048
Depreciation and amortization expense:
United States	$1,680	$1,724
Europe	4,247	4,294
	$5,927	$6,018
Interest and investment income:
United States	$232	$3
Europe	349	3,328
Eliminations	—	(311)
	$581	$3,020
Interest expense:
United States	$210	$452
Europe	1,335	1,666
Eliminations	—	(311)
	$1,545	$1,807
Income tax expense:
United States	$1,712	$1,817
Europe	16,449	15,073
Eliminations	(153)	(140)
	$18,008	$16,750
Additions to long-lived assets(a):
United States	$170	$426
Europe	23,765	938
	$23,935	$1,364

(a) Total long-lived assets include property, equipment and leasehold improvements, trademarks, licenses, and other intangible assets, and right-of-use assets.

	March 31,	December 31,
	2025	2024
Total Assets:
United States	$334,018	$352,139
Europe	1,122,669	1,073,326
Eliminations	(16,162)	(14,204)
	$1,440,525	$1,411,261

INTERPARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases, you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Interparfums’ annual report on Form 10-K for the fiscal year ended December 31, 2024, and the reports Interparfums files from time to time with the Securities and Exchange Commission (“SEC”). Interparfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 72% and 70% of net sales for the three months ended March 31, 2025 and 2024, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Moncler, Montblanc, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. Our exclusive and worldwide license for the production and distribution of Lacoste brand perfumes and cosmetics became effective in January 2024.

Through our United States based operations, we also produce and distribute fragrance and fragrance related products. United States based operations represented 28% and 30% of net sales for the three months ended March 31, 2025 and 2024, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanuel Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Jimmy Choo, Coach, Montblanc, GUESS, Lacoste, Donna Karan/DKNY, and Ferragamo brand names.

As a percentage of net sales, product sales for the Company’s largest brands represented 76% and 74%, respectively, with a split by brand as follows:

	Three Months Ended March 31,
	2025	2024

Jimmy Choo	19%	15%
Coach	16%	15%
Montblanc	14%	18%
GUESS	10%	10%
Lacoste	8%	6%
Donna Karan/DKNY	6%	6%
Ferragamo	3%	3%

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

Our reported net sales are impacted by changes in foreign currency exchange rates as approximately than 50% of net sales of our European based operations are denominated in U.S. dollars, while almost all costs of our European based operations are incurred in euro. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2024 Annual Report on Form 10-K filed with the SEC.

INTERPARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Net Sales:

	Three Months Ended
	March 31,
(in millions)	2025	2024	% Change

European based product sales	$247.8	$231.0	7%
United States based product sales	94.3	95.8	(1)%
Eliminations	(3.3)	(2.8)	21%
	$338.8	$324.0	5%

Net sales for the three months ended March 31, 2025 increased 5% from the three months ended March 31, 2024. At comparable foreign currency exchange rates, net sales increased 6% from the first quarter of 2024. The average dollar/euro exchange rate for the current first quarter was 1.05 compared to 1.09 in the first quarter of 2024.

For European based operations, sales increased 7% compared to the corresponding period of the prior year, driven by Jimmy Choo, Coach, and Lacoste, which grew by 36%, 11%, and 30%, respectively, respectively, compared to the corresponding period of the prior year. These increases were driven by continued strong performance for the I Want Choo and Jimmy Choo Man franchises, the introduction of Coach Man Extreme, and strong demand for Lacoste as the brand entered its second year under our management.  Sales of Montblanc declined by 16%, which was driven by the substantial increase in sales in the first quarter of 2024 following the debut of Legend Blue. Sales are expected to increase through the balance of 2025 with the introduction of Montblanc Explorer Extreme later this year.

Sales by our United States based operations grew from an organic perspective 3% of a high 2024 base when first quarter organic sales expanded by 11%. Overall, on a reported basis, sales declined by 1% in the first quarter of 2025 compared to the corresponding period of the prior year, as a result of the discontinuation of the Dunhill license which had a 4% negative impact.  Donna Karan/DKNY fragrance sales rose by 5% resulting from the continued strength of our Cashmere Mist franchise and MCM sales grew by 17% with the rollout of the MCM Collection. Following the start of its fragrance distribution in February 2024, Roberto Cavalli delivered a 28% increase in net sales. Sales of GUESS declined slightly during the quarter off a very high base in first quarter of 2024 when sales grew by 21%.

The first quarter growth was ahead of expectations, and we are confident in our future as we look forward to executing our plans for the remainder of 2025. A new blockbuster for Ferragamo, Fiamma, debuted at the end of March 2025 and a new blockbuster, Roberto Cavalli Serpentine, will launch in the second quarter. We have a large number of brand extensions across many of our brands launching throughout the year, including a new flankers for Coach Woman, Lacoste L.12.12 and Original in the second quarter and a new flanker for I Want Choo in the second half of 2025. Additionally, extensions are set to debut for Donna Karan Cashmere Collection, GUESS Bella Vita, and DKNY 24/7. While the pace of growth in the fragrance market is starting to slow down, the power of our diverse brand portfolio, in combination with our agile operating model, should help us gain market share.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Three Months Ended
(In millions)	March 31,
	2025	2024

North America	$123.0	$108.1
Western Europe	86.2	85.1
Asia/Pacific	50.3	51.8
Central and South America	31.0	34.4
Middle East and Africa	22.7	27.1
Eastern Europe	25.6	17.5
	$338.8	$324.0

In the three months ended March 31, 2025, net sales in our largest market, North America, rose 14% as compared to the prior year period, followed by an increase in the Western Europe of 1%. Our sales in Asia/Pacific decreased slightly by 3% driven by a higher base from 2024 in Australia. Our net sales in Eastern Europe were also robust, up 46% in the three months ended March 31, 2025 as compared to the prior year period where we faced temporary sourcing constraints. Central and South America net sales declined 10%, also off a high base in 2024 when the region grew 31%. Middle East and Africa net sales declined 16% due to macroeconomic challenges and a disproportionate impact from the exit of the Dunhill license due to its significant presence there.

Gross Profit Margin	Three Months Ended
(in millions)	March 31,
	2025	2024

European based operations
Net sales	$247.8	$231.0
Cost of sales	85.4	83.2
Gross profit margin	$162.4	$147.8
Gross profit margin as a percentage of net sales	65.5%	64.0%

United States based operations
Net sales	$94.3	$95.8
Cost of sales	38.9	39.6
Gross profit margin	$55.4	$56.2
Gross profit margin as a percentage of net sales	58.7%	58.7%

The Company’s gross profit margin as a percentage of net sales was 63.7% for the three months ended March 31, 2025 as compared to 62.5% for the corresponding period of the prior year. The increase in the three months ended March 31, 2025 as compared to the prior year period was driven by favorable segment mix in the current year.

For European based operations, gross profit margin as a percentage of net sales was 65.5% for the three months ended March 31, 2025, respectively, as compared to 64.0% for the corresponding period of the prior year. European based operations were positively impacted by brand and channel mix during the three months ended March 31, 2025 as compared to the prior year period.

INTERPARFUMS, INC. AND SUBSIDIARIES

For United States based operations, gross profit margin as a percentage of net sales remained flat at 58.7% for the three months ended March 31, 2025 and 2024 due to consistent brand and channel mix.

Generally, we do not bill customers for shipping and handling costs, which are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of sales.

Selling, general and administrative expenses	Three Months Ended
(In millions)	March 31,
	2025	2024

European based operations
Selling, general and administrative expenses	$96.0	$90.4
Selling, general and administrative expenses as a percentage of net sales	38.7%	39.1%

United States based operations
Selling, general and administrative expenses	$44.9	$44.0
Selling, general and administrative expenses as a percentage of net sales	47.6%	46.0%

The Company’s selling, general and administrative expenses as a percentage of net sales were 41.6% for the three months ended March 31, 2025 as compared to 41.5% for the three months ended March 31, 2024. The percentage of net sales remained relatively flat from the prior year period as promotional and advertising spending increased as a percentage of net sales by 0.3%, offset by scale benefits related to other fixed selling, general and administrative items which decreased selling, general and administrative expenses as a percentage of net sales by 0.2%.

For European based operations, selling, general and administrative expenses increased 6.2% for the three months ended March 31, 2025 as compared to the corresponding period of the prior year, and represented 38.7% of net sales for the three months ended March 31, 2025, as compared to 39.1% for the three months ended March 31, 2024.  The decrease in selling, general and administrative expenses as a percentage of net sales resulted from a 0.3% reduction related to scale benefits related to fixed selling, general and administrative items, a 0.2% reduction related to royalty expense due to a favorable change in brand mix, partially offset by an increase of 0.1% related to higher advertising and promotional expenditures. For United States based operations, selling, general and administrative expenses increased 2.1% for the three months ended March 31, 2025, as compared to the corresponding period of the prior year, and represented 47.6% of net sales for the three months ended March 31, 2025, as compared to 46.0% for the three months ended March 31, 2024, respectively. The increase in selling, general and administrative expenses as a percentage of net sales was largely driven by the annualization impact of the investment in infrastructure and headcount made throughout 2024 to support the growth of the business leading to increased employee related costs as percentage of net sales of 1.7% as well as increased promotional and advertising spending as a percentage of net sales of 0.7%. These increases were offset by efficiencies related to other fixed selling, general and administrative items which decreased selling, general and administrative expenses as a percentage of sales by 0.7%.

Promotion and advertising included in selling, general and administrative expenses aggregated $51.5 million for the three months ended March 31, 2025, as compared to $48.3 million for the corresponding period of the prior year and represented 15.2% of net sales for the three months ended March 31, 2025, as compared to 14.9% for the corresponding period of the prior year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have a beneficial effect on sales. As such, the Company is focused on increasing promotional and advertising spending to support the continued success of our brands. Additionally, we continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. Long term, we continue to anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales.

INTERPARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $28.1 million for the three months ended March 31, 2025, respectively, as compared to $27.2 million for the corresponding periods of the prior year. Royalty expense represented 8.3% of net sales for the three months ended March 31, 2025 as compared to 8.4% of net sales for the corresponding periods of the prior year. This slight decrease was primarily driven by favorable brand mix.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 22.2% for the three months ended March 31, 2025, respectively, as compared to 21.0% for the corresponding period of the prior year.

Other Income and Expense

Overall, other income and expense for the three months ended March 31, 2025, was a loss of $1.7 million as compared to a gain of $2.1 million in the corresponding prior year period. The main drivers of this change are discussed in more detail below. One of the main drivers is the impact of our gains and losses on foreign currency where we recognized a loss of $0.8 million in the first quarter of 2025, and a gain of $0.9 million in the first quarter of 2024. Another driver of this change is the impact of our unrealized gains and losses on marketable securities where we had recorded an unrealized loss of $0.7 million in the first quarter of 2025 and an unrealized gain of $1.4 million in the first quarter of 2024. Changes in interest expense and interest income were relatively flat year-over-year.

Interest expense is primarily related to the financing of brand and licensing acquisitions as well as our headquarters in Paris. Long-term debt including current maturities aggregated $150.8 million and $157.3 million as of March 31, 2025 and December 31, 2024, respectively. Interest expense was $1.5 million in the three months ended March 31, 2025 compared to $1.8 million in the prior year period.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Approximately 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in the three months ended March 31, 2025 and 2024.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments and realized and unrealized gains and losses on marketable equity securities. Interest income was $1.3 million in the three months ended March 31, 2025 compared to $1.6 million in the prior year period. As of March 31, 2025, short-term investments also include approximately $7.3 million of marketable equity securities of other companies in the luxury goods sector. In the first quarter of 2025, the Company had unrealized losses on these securities $0.7 million on these securities compared to unrealized gains of $1.4 million for the three months ended March 31, 2024.

Income Taxes

Our consolidated effective tax rate was 24.5% and 23.9% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for European based operations was 25.5% and 25.0% for the three months ended March 31, 2025 and 2024, respectively, while the effective tax rate for United States based operations was 18.1% for the three months ended March 31, 2025, as compared to 17.7% for the corresponding period of the prior year. Our effective tax rate for United States based operations differs from the 21% statutory rate in the United States as it is a blended rate across multiple jurisdictions, and takes into account benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three Months Ended
(In thousands)	March 31,
	2025	2024

Net income attributable to European based operations	$48,119	$44,940
Net income attributable to United States based operations	8,668	9,527
Eliminations	(1,384)	(1,164)
Net income	55,403	53,303
Less: Net income attributable to the noncontrolling interest	12,911	12,255
Net income attributable to Interparfums, Inc.	$42,492	$41,048

Net income attributable to Interparfums, Inc. was $42.5 million for the three months ended March 31, 2025 as compared to $41.0 million for the corresponding period of the prior year.

Net income attributable to European based operations was $48.1 million for the three months ended March 31, 2025, as compared to $44.9 million for the corresponding periods of the prior year, while net income attributable to United States based operations was $8.7 million for the three months ended March 31, 2025, as compared to $9.5 million for the corresponding periods of the prior year. The significant fluctuations in net income for both European based operations and United States based operations are directly related to the previous discussions pertaining to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 28% of European based operations net income for both the three months ended March 31, 2025 and 2024. Net profit margins attributable to Interparfums, Inc. for the three months ended March 31, 2025 and 2024 aggregated 12.5% and 12.7%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of March 31, 2025, we had $171.9 million in cash, cash equivalents and short-term investments, most of which are held in euro by our European based operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of March 31, 2025, working capital aggregated $604.6 million. Approximately 78% of the Company’s total assets are held by European based operations, and approximately $277.0 million of trademarks, licenses and other intangible assets are also held by European based operations.

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2039. In connection with most of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 11 – Commitments in our 2024 annual report on Form 10-K, which is incorporated by reference herein. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2024, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

INTERPARFUMS, INC. AND SUBSIDIARIES

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In March 2025, our 72% owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Maison Goutal held by Amorepacific Europe. Amorepacific Europe will continue to operate the Goutal Brand under an existing license agreement that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brand. Additionally in March 2025, we renewed the Coach license agreement for an additional five-year term, extending the license through June 30, 2031.

In December 2024, our 72% owned French subsidiary, Interparfums SA, obtained all Off-White brand names and registered trademarks for Class 3 fragrance and cosmetics products, subject to an existing license that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brands. Additionally, in December 2024, we renewed the Van Cleef & Arpels license agreement for an additional nine-year term, beginning January 1, 2025. In July 2023, we entered into a global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Roberto Cavalli brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect in July 2023, and we began shipping products in February 2024.

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

Cash used in operating activities aggregated $7.4 million for the three months ended March 31, 2025 and compared to $52.0 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, working capital items used $72.5 million in cash from operating activities, as compared to $111.7 million in the 2024 period. Although from a cash flow perspective accounts receivables are up 8% from year end 2024, the balance is reasonable based on first quarter 2025 record sales levels and seasonality of the business. Day’s sales outstanding remained consistent at 74 days, up slightly from 73 days in the corresponding period of the prior year driven by changes in our channel mix, we are still seeing strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels as of March 31, 2025 increased 3% from year end 2024 in support of our overall sales growth. Additionally, as we are working to manage down our inventory levels, we have seen increased conversion of raw materials into finished goods resulting in finished goods making up 63% of our inventory levels at March 31, 2025 as compared to 55% at March 31, 2024. Due to past supply constraints, we had strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. These constraints have largely abated and we are gradually reversing some of these previous interventions. We are beginning to see the impacts of these recent inventory management efforts and will continue to work to optimize inventory levels.

Cash flows provided by investing activities in 2025 reflect purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than three months, marketable equity securities and other contracts. At March 31, 2025, approximately $2.2 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

These proceeds were offset by the payment for capital expenditures during the quarter. In March 2025, the Company paid approximately $19.7 million for the purchase of the Goutal Trademark.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Cash flows used in financing activities in 2025 reflect issuances and repayments of debt and payment of dividends to stockholders.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2025, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2025 consist of a $70 million unsecured revolving line of credit provided by a consortium of domestic commercial banks and approximately $8.7 million (€8 million) in credit lines provided by a consortium of international financial institutions. There was $7.6 million of short-term borrowings outstanding pursuant to these facilities as of March 31, 2025 and $8.3 million outstanding as of March 31, 2024.

In February 2024, the Board of Directors authorized an annual dividend of $3.00 per share. In February 2025, the Board of Directors further increased the annual dividend to $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on June 30, 2025, to shareholders of record on June 13, 2025.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the United States and foreign countries in which we operate did not have a significant impact on operating results for the three months ended March 31, 2025

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

At March 31, 2025, we had foreign currency contracts in the form of forward exchange contracts of approximately USD $161 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Please see Item 9A. Controls and Procedures, “Evaluation of Disclosure Controls and Procedures” and “Remediation Plan,” as contained in our 2024 annual report on Form 10-K as filed with the SEC (“2024 Annual Report”), which are incorporated by reference in this quarterly report. As stated in our 2024 Annual Report, we believe that the actions set forth under “Remediation Plan,” will collectively remediate the material weaknesses identified.  However, our material weaknesses will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate. The above disclosure is applicable to the evaluation of our disclosure controls and procedures for this first quarter of 2025.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Part II. Other Information

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item (c).

In February 2025, our Board of Directors authorized the Company to continue repurchasing up to 130,000 shares throughout 2025, which was increased to 260,000 shares in April 2025.

Interparfums, Inc. Purchase of Common Stock
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	0	n/a	0	130,000 shares
February 1-28	0	n/a	0	130,000 shares
March 1-31	0	n/a	0	130,000 shares
Total	0	n/a	0	130,000 shares

Item 5. Other Information

Item (c). During the first quarter of 2025, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2025.

INTERPARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer