Form 10-Q
period 2025-06-30
INTERPARFUMS INC
filed 2025-08-05
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTERPARFUMS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At August 5, 2025, there were 32,117,600 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands except share and per share data)

 (Unaudited)

ASSETS
	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$151,454	$125,433
Short-term investments	53,901	109,311
Accounts receivable, net	296,043	274,705
Inventories	425,349	371,920
Receivables, other	8,133	6,122
Other current assets	50,083	27,035
Income taxes receivable	2,024	306
Total current assets	986,987	914,832
Property, equipment and leasehold improvements, net	185,356	153,773
Right-of-use assets, net	23,328	24,603
Trademarks, licenses and other intangible assets, net	333,353	282,484
Deferred tax assets	12,618	17,034
Other assets	20,106	18,535
Total assets	$1,561,748	$1,411,261

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$44,536	$8,311
Current portion of long-term debt	56,745	41,607
Current portion of lease liabilities	6,250	6,087
Accounts payable – trade	93,146	91,049
Accrued expenses	126,753	172,758
Income taxes payable	5,571	12,615
Total current liabilities	333,001	332,427
Long–term debt, less current portion	153,112	115,734
Lease liabilities, less current portion	18,883	20,455

Equity:
Interparfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 32,117,600 and 32,110,170 shares at June 30, 2025 and December 31, 2024, respectively	32	32
Additional paid-in capital	108,802	106,702
Retained earnings	787,031	763,240
Accumulated other comprehensive loss	(1,599)	(72,239)
Treasury stock, at cost, 10,001,665 and 9,981,665 shares at June 30, 2025 and December 31, 2024, respectively	(54,907)	(52,864)
Total Interparfums, Inc. shareholders’ equity	839,359	744,871
Noncontrolling interest	217,393	197,774
Total equity	1,056,752	942,645
Total liabilities and equity	$1,561,748	$1,411,261

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net sales	$333,936	$342,229	$672,755	$666,192

Cost of sales	112,847	121,472	235,689	243,050

Gross margin	221,089	220,757	437,066	423,142

Selling, general and administrative expenses	161,913	155,929	302,813	290,341

Income from operations	59,176	64,828	134,253	132,801

Other expenses (income):
Interest expense	1,787	1,941	3,332	3,748
Loss (gain) on foreign currency	1,580	634	2,360	(270)
Interest and investment loss (income)	1,929	1,076	1,349	(1,944)
Other income	(245)	(74)	(324)	(37)

	5,051	3,577	6,717	1,497

Income before income taxes	54,125	61,251	127,536	131,304

Income taxes	12,928	14,653	30,936	31,403

Net income	41,197	46,598	96,600	99,901

Less: Net income attributable to the noncontrolling interest	9,209	9,775	22,120	22,030

Net income attributable to Interparfums, Inc.	$31,988	$36,823	$74,480	$77,871

Earnings per share:

Net income attributable to Interparfums, Inc. common shareholders:
Basic	$1.00	$1.15	$2.32	$2.43
Diluted	$0.99	$1.14	$2.32	$2.41

Weighted average number of shares outstanding:
Basic	32,110	32,024	32,115	32,033
Diluted	32,149	32,266	32,162	32,266

Dividends declared per share	$0.80	$0.75	$1.60	$1.50

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Comprehensive income:

Net income	$41,197	$46,598	$96,600	$99,901

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	2,172	(216)	6,505	(1,172)

Transfer from OCI into earnings	—	(128)	1,631	(64)

Pension benefits, net of tax	(52)	—	(102)	—

Translation adjustments, net of tax	59,180	(5,912)	87,102	(20,494)

Comprehensive income	102,497	40,342	191,736	78,171

Comprehensive income attributable to the noncontrolling interests:

Net income	9,209	9,775	22,120	22,030

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	602	(94)	1,793	(322)

Pension benefits, net of tax	(15)	—	(29)	—

Translation adjustments, net of tax	15,458	(1,715)	22,732	(6,732)

Comprehensive income attributable to the noncontrolling interests	25,254	7,966	46,616	14,976

Comprehensive income attributable to Interparfums, Inc.	$77,243	$32,376	$145,120	$63,195

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Common stock, beginning and end of period	$32	$32	$32	$32

Additional paid-in capital, beginning of period	107,985	100,309	106,702	98,565
Shares issued upon exercise of stock options	1,035	44	2,112	1,370
Share-based compensation	205	260	411	521
Purchase/Transfer of subsidiary shares	(423)	(108)	(423)	49
Additional paid-in capital, end of period	108,802	100,505	108,802	100,505

Retained earnings, beginning of period	780,338	711,043	763,240	693,848
Net income	31,988	36,823	74,480	77,871
Dividends	(25,694)	(23,931)	(51,394)	(47,963)
Share-based compensation	399	333	705	512
Retained earnings, end of period	787,031	724,268	787,031	724,268

Accumulated other comprehensive loss, beginning of period	(46,854)	(50,417)	(72,239)	(40,188)
Foreign currency translation adjustment, net of tax	43,722	(4,197)	64,370	(13,762)
Transfer from other comprehensive income into earnings	—	(128)	1,631	(64)
Pension benefits, net of tax	(37)	—	(73)	—
Net derivative instrument gain (loss), net of tax	1,570	(122)	4,712	(850)
Accumulated other comprehensive loss, end of period	(1,599)	(54,864)	(1,599)	(54,864)

Treasury stock, beginning of period	(52,864)	(52,864)	(52,864)	(52,864)
Shares repurchased	(2,043)	—	(2,043)	—
Treasury stock, end of period	(54,907)	(52,864)	(54,907)	(52,864)

Noncontrolling interest, beginning of period	218,882	199,784	197,774	192,777
Net income	9,209	9,775	22,120	22,030
Foreign currency translation adjustment, net of tax	15,458	(1,715)	22,732	(6,732)
Pension benefits, net of tax	(15)	—	(29)	—
Net derivative instrument gain (loss), net of tax	602	(94)	1,793	(322)
Share-based compensation	(177)	(22)	(122)	132
Transfer of subsidiary shares purchased	—	108	—	(49)
Dividends	(26,566)	(23,707)	(26,875)	(23,707)
Noncontrolling interest, end of period	217,393	184,129	217,393	184,129

Total equity	$1,056,752	$901,206	$1,056,752	$901,206

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$96,600	$99,901
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,291	12,020
Provision for doubtful accounts	108	715
Noncash stock compensation	946	1,169
Share of income of equity investment	(410)	(70)
Noncash lease expense	3,969	3,006
Deferred tax provision	5,821	(2,721)
Change in fair value of derivatives	(5,869)	(299)
Changes in:
Accounts receivable	3,637	(59,603)
Inventories	(16,802)	(71,184)
Other assets	(5,631)	6,581
Operating lease liabilities	(4,217)	(2,873)
Accounts payable and accrued expenses	(74,044)	(12,664)
Income taxes, net	(11,889)	(437)

Net cash provided by (used in) operating activities	4,510	(26,459)

Cash flows from investing activities:
Purchases of short-term investments	(47,361)	(80,879)
Proceeds from sale of short-term investments	112,078	134,078
Purchases of property, equipment and leasehold improvements	(16,631)	(2,122)
Payment for intangible assets acquired	(23,852)	(572)

Net cash provided by investing activities	24,234	50,505

Cash flows from financing activities:
Proceeds from loans payable, bank	35,160	14,244
Proceeds of issuance of long-term debt	54,635	—
Repayment of long-term debt	(23,795)	(15,956)
Proceeds from exercise of options	2,112	1,370
Dividends paid	(51,394)	(47,963)
Dividends paid to noncontrolling interest	(26,875)	(23,707)
Purchase of subsidiary shares from noncontrolling interests	(408)	—
Purchase of treasury stock	(2,043)	—

Net cash used in financing activities	(12,608)	(72,012)

Effect of exchange rate changes on cash	9,885	(1,523)

Net increase (decrease) in cash and cash equivalents	26,021	(49,489)

Cash and cash equivalents - beginning of period	125,433	88,462

Cash and cash equivalents - end of period	$151,454	$38,973

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,031	$4,264
Income taxes	37,147	32,937

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

Longchamp

In July 2025, we announced that our 72% owned French subsidiary, Interparfums SA, signed an exclusive license agreement with Longchamp, a Parisian Maison, through December 31, 2036. Interparfums SA will be responsible for the creation, development, production and distribution of fragrance lines in Longchamp-brand points of sale and selective distribution channels. The first launch is expected in 2027. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business, we took a $2.4 million impairment charge on our Rochas fashion trademark in the first quarter of 2021 and a $6.8 million impairment charge in the fourth quarter of 2022 after an independent expert concluded that the fair value of the trademark was $11.2 million. In 2023, the Rochas team underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to make this new structure operational beginning in 2024. In the fourth quarter of 2024, we again took a $4.0 million impairment charge on the Rochas fashion trademark after management reviewed and agreed with an independent expert's conclusion that the fair value of the trademark was $7.2 million. There have been no triggering events through the first half of 2025 that would require management to perform an impairment analysis.

3.	Recent Accounting Pronouncements:

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. The ASU requires, among other things, more detailed disclosures about types of expenses in commonly presented expense captions such as cost of sales and selling, general and administrative expenses and is intended to improve the disclosures about an entity's expenses including purchases of inventory, employee compensation, depreciation and intangible asset amortization. ASU 2024-03 will also require the Company to disclose both the amount and the Company's definition of selling expenses. The guidance, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods for fiscal years beginning after December 15, 2027, on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our disclosures.

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Raw materials and component parts	$148,810	$137,572
Finished goods	276,539	234,348

	$425,349	$371,920

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at June 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$53,901	$3,510	$50,391	$—
Interest rate swaps	1,527	—	1,527	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	5,793	—	5,793	—
Foreign currency forward exchange contracts accounted for using hedge accounting	7,511	—	7,511	—

Total Assets	$68,732	$3,510	$65,222	$—

		Fair Value Measurements at December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$109,311	$7,703	$101,608	$—
Interest rate swaps	1,967	—	1,967	—

Total Assets	$111,278	$7,703	$103,575	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	445	—	445	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,435	—	1,435	—

Total Liabilities	$1,880	$—	$1,880	$—

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

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference which is reported in current period earnings. Any hedge ineffectiveness is also recognized as a gain or loss on foreign currency in the income statement. For contracts designated as hedges that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $58.6 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $140.6 million) of the purchase price was financed through a 10-year variable rate term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in loss (gain) on foreign currency in the accompanying consolidated statements of income. Such gains and losses were immaterial for the six months ended June 30, 2025 and 2024, respectively.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The fair value of interest rate swaps includes a liability position which is included in long-term debt on the accompanying consolidated balance sheet, and an asset position which is included in other assets on the accompanying balance sheet. The fair value of foreign currency forward exchange contracts at June 30, 2025, resulted in a net asset and is included in other current assets on the accompanying consolidated balance sheet.

At June 30, 2025, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately USD $111 million which all have maturities of less than one year.

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

As of June 30, 2025, the weighted average remaining lease term was 3.7 years and the weighted average discount rate used to determine the operating lease liability was 3.1%. Rental expense related to operating leases was $1.7 million and $3.4 million for the three and six months ended June 30, 2025, respectively, as compared to $1.7 million and $3.3 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $4.2 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively, and noncash additions to operating lease assets totaled $0.9 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the six months ended June 30, 2025 and 2024 aggregated $0.02 million and $0.04 million, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options – beginning of period	118,650	$30.02
Nonvested options granted	—	—
Nonvested options vested or forfeited	(7,100)	$24.34
Nonvested options – end of period	111,550	$30.38

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decresased income before income taxes by $0.39 million and $0.95 million for the three and six months ended June 30, 2025 respectively, as compared to decreases of $0.58 million and $1.17 million for the three and six months ended June 30, 2024 respectively, and decreased income attributable to Interparfums, Inc. by $0.26 million and $0.62 million for the three and six months ended June 30, 2025 respectively, as compared to $0.38 million and $0.77 million for the corresponding periods of the prior year .

The following table summarizes stock option information as of June 30, 2025:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2025	248,430	$103.00
Options forfeited	(6,200)	124.61
Options exercised	(27,430)	76.98

Outstanding at June 30, 2025	214,800	$105.70

Options exercisable	103,250	$82.55
Options available for future grants	498,595

As of June 30, 2025, the weighted average remaining contractual life of options outstanding is 3.0 years (1.3 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $6.2 million and $5.2 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $2.9 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the six months ended June 30, 2025 and 2024 were as follows:

(In thousands)	June 30, 2025	June 30, 2024

Cash proceeds from stock options exercised	$2,112	$1,370
Tax benefits	205	224
Intrinsic value of stock options exercised	1,618	1,409

There were no options granted during the six months ended June 30, 2025 and June 30, 2024.

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

In March 2022, Interparfums SA, our 72% owned French subsidiary, approved a plan to grant an aggregate of 88,400 shares of its stock to all Interparfums SA employees and corporate officers having more than six months of employment at grant date, subject to certain corporate performance conditions. The corporate performance conditions were met and therefore in June 2025, 106,046 shares, adjusted for stock splits, were distributed.

The fair value of the grant had been determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of grant. The aggregate cost of the grant of approximately $4.2 million was recognized as compensation cost on a straight-line basis over the requisite three and a quarter year service period.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed pursuant to this plan were pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of June 30, 2025 the Company acquired 106,046 shares at an aggregate cost of $4.5 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Interparfums, Inc.	$31,988	$36,823	$74,480	$77,871
Denominator:
Weighted average shares	32,110	32,024	32,115	32,033
Effect of dilutive securities:
Stock options	39	242	47	233
Denominator for diluted earnings per share	32,149	32,266	32,162	32,266

Earnings per share:
Net income attributable to
Interparfums, Inc. common shareholders:
Basic	$1.00	$1.15	$2.32	$2.43
Diluted	$0.99	$1.14	$2.32	$2.41

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.08 million shares of common stock for the three and six months ended June 30, 2025 and 0.05 million shares of common stock for the three and six months ended June 30, 2024.

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

Information on the Company’s operations by segments is as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	United States based operations	European based operations	Total	United States based operations	European based operations	Total
Net sales	$95,759	$240,549	$336,308	$190,104	$488,375	$678,479
Eliminations (a)	—	(2,372)	(2,372)	—	(5,724)	(5,724)
	95,759	238,177	333,936	190,104	482,651	672,755
Less: (b)
Cost of sales	37,606	76,143		76,572	161,525
Eliminations (a)	—	(902)		—	(2,408)
Segment gross margin	58,153	162,936	221,089	113,532	323,534	437,066
Less: (b)
Advertising and Promotion	15,902	52,939		31,289	89,079
Employee related costs	13,350	18,475		27,215	36,663
Royalties	7,235	20,470		14,273	41,493
Other segment items (c)	9,521	24,021		18,149	44,652
Segment income from operations	$12,145	$47,031	$59,176	$22,606	$111,647	$134,253

Reconciliation:
Interest expense			1,787			3,332
Loss on foreign currency			1,580			2,360
Interest and investment income			1,929			1,349
Other income			(245)			(324)
Income before income taxes			$54,125			$127,536

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	United States based operations	European based operations	Total	United States based operations	European based operations	Total
Net sales	$120,190	$226,016	$346,206	$215,958	$456,974	$672,932
Eliminations (a)	—	(3,977)	(3,977)	—	(6,740)	(6,740)
	120,190	222,039	342,229	215,958	450,234	666,192
Less: (b)
Cost of sales	52,234	70,628		91,834	153,816
Eliminations (a)	—	(1,389)		—	(2,600)
Segment gross margin	67,956	152,800	220,756	124,124	299,018	423,142
Less: (b)
Advertising and Promotion	16,962	49,426		31,896	82,817
Employee related costs	12,851	16,563		25,338	34,729
Royalties	8,324	18,700		15,495	38,718
Other segment items (c)	9,735	23,367		19,158	42,190
Segment income from operations	$20,084	$44,744	$64,828	$32,237	$100,564	$132,801

Reconciliation:
Interest expense			1,941			3,748
Loss (gain) on foreign currency			634			(270)
Interest and investment loss (income)			1,076			(1,944)
Other income			(74)			(37)
Income before income taxes			$61,251			$131,304

(a)	Eliminations of intercompany sales relate to European based operations products sold to United States based operations.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(c)	Other segment items for each reportable segment include expenses for professional services, travel and entertainment, rent, warehousing, shipping, depreciation and amortization, and other selling, general and administrative costs.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other segment disclosures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Interparfums, Inc.:
United States	$9,555	$15,225	$18,223	$24,752
Europe	23,535	23,412	58,744	56,097
Eliminations	(1,102)	(1,814)	(2,487)	(2,978)
	$31,988	$36,823	$74,480	$77,871
Depreciation and amortization expense:
United States	$1,753	$1,703	$3,433	$3,427
Europe	4,611	4,299	8,858	8,593
	$6,364	$6,002	$12,291	$12,020
Interest and investment income:
United States	$(508)	$(1)	$(740)	$(4)
Europe	2,437	700	2,089	(2,628)
Eliminations	—	377	—	688
	$1,929	$1,076	$1,349	$(1,944)
Interest expense:
United States	$394	$703	$604	$1,155
Europe	1,393	1,615	2,728	3,281
Eliminations	—	(377)	—	(688)
	$1,787	$1,941	$3,332	$3,748
Income tax expense:
United States	$1,813	$3,781	$3,525	$5,598
Europe	11,103	11,191	27,552	26,264
Eliminations	12	(319)	(141)	(459)
	$12,928	$14,653	$30,936	$31,403
Additions to long-lived assets(a):
United States	$372	$512	$542	$938
Europe	16,176	818	39,941	1,756
	$16,548	$1,330	$40,483	$2,694

(a) Total long-lived assets include property, equipment and leasehold improvements, trademarks, licenses, and other intangible assets, and right-of-use assets.

	June 30,	December 31,
	2025	2024
Total Assets:
United States	$416,333	$352,139
Europe	1,163,019	1,073,326
Eliminations	(17,604)	(14,204)
	$1,561,748	$1,411,261

INTERPARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 72% and 68% of net sales for the six months ended June 30, 2025 and 2024, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Moncler, Montblanc, Rochas and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States based operations, we also produce and distribute fragrance and fragrance related products. United States based operations represented 28% and 32% of net sales for the six months ended June 30, 2025 and 2024, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanuel Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Jimmy Choo, Coach, Montblanc, GUESS, Lacoste, Donna Karan/DKNY, and Ferragamo brand names.

As a percentage of net sales, product sales for the Company’s largest brands represented 77% and 74%, respectively, with a split by brand as follows:

	Six Months Ended June 30,
	2025	2024

Coach	17%	14%
Jimmy Choo	17%	16%
Montblanc	15%	17%
GUESS	10%	11%
Lacoste	8%	6%
Donna Karan/DKNY	6%	6%
Ferragamo	3%	4%

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

Our reported net sales are impacted by changes in foreign currency exchange rates as approximately 50% of net sales of our European based operations are denominated in U.S. dollars, while almost all costs of our European based operations are incurred in euro. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments and primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2024 Annual Report on Form 10-K filed with the SEC.

INTERPARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Six Months Ended June 30, 2025 as Compared to the Three and Six Months Ended June 30, 2024

Net Sales:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change

European based product sales	$240.5	$226.0	6%	$488.4	$457.0	7%
United States based product sales	95.8	120.2	(20)%	190.1	216.0	12%
Eliminations	(2.4)	(4.0)	n/a	(5.7)	(6.8)	n/a
	$333.9	$342.2	(2)%	$672.8	$666.2	1%

*n/a = not applicable

Net sales for the three months ended June 30, 2025 decreased 2% from the three months ended June 30, 2024. Organic sales for the three months ended June 30, 2025, which exclude the impact of foreign exchange and the discontinuation of the Dunhill license, also decreased 2% compared to the prior year period. The average dollar/euro exchange rate for the current second quarter was 1.13 compared to 1.08 in the second quarter of 2024 resulting in an increase of net sales of 2% in the three months ended June 30, 2025 as compared to the prior year period. Net sales for the six months ended June 30, 2025 increased 1% as compared to the six months ended June 30, 2024. Organic sales for the six months ended June 30, 2025 increased 2.5% as compared to the prior year period. For the six months ended June 30, 2025, the impact of exchange rates on net sales was an increase of 0.4% as compared to the prior year period.

For European based operations, sales in the three months ended June 30, 2025 increased 6% on a reported basis and 4% on an organic basis, compared to the corresponding period of the prior year, driven by Lacoste and Coach, which grew by 59% and 42%, respectively. These increases were driven by continued strong performance in these brand's established lines, plus the successful launches of Coach for Men Eau de Parfum and Coach Women Gold.  Jimmy Choo fragrance sales declined 20% compared to a high base in the corresponding period of the prior year. However, brand sales increased 5% for the six months ended June 30, 2025 compared to the corresponding period of the prior year due to the introduction of Jimmy Choo Man Extreme in the first quarter and the continued popularity of the I Want Choo fragrance family. Sales of Montblanc were broadly flat in the second quarter, but are expected to increase through the balance of 2025 with the recent launch of Explorer Extreme. For the six months ended June 30, 2025, European based operations sales increased 7% on a reported basis and 6% on an organic basis, compared to the corresponding period of the prior year.

For United States based operations, sales in the three months ended June 30, 2025 decreased 20% compared to the corresponding period of the prior year as a result of the discontinuation of the Dunhill license which had an 8% negative impact. With the phase-out of Dunhill fragrances completed in August of 2024, we expect minimal impact on a quarter-over-quarter comparison going forward. GUESS and Donna Karan/DKNY fragrance sales in the three months ended June 30, 2025 declined by 8% and 13%, respectively, compared to the corresponding period of the prior year, driven by the timing of product launches and tariff generated supply chain disruptions.  Roberto Cavalli fragrance sales continue to benefit from our integration, growing 23% and 25% in the three and six months ended June 30, 2025, respectively, compared to the corresponding periods in the prior year. MCM sales rose by 3% in the second quarter compared to the second quarter of 2024 with the continued success from the launch of the MCM Collection. For the six months ended June 30, 2025, United States based operations sales decreased 12% on a reported basis and 6% on an organic basis, compared to the corresponding period of the prior year.

While the second quarter saw a slight overall decline, we are confident in our future as we look forward to executing our plans for the remainder of 2025. A new blockbuster, Roberto Cavalli Serpentine, began limited distribution in the second quarter and will expand throughout the remainder of the year. We have a large number of brand extensions across many of our brands launching throughout the year, including a new flanker for Lacoste Original and a new flanker for I Want Choo in the second half of 2025. Additionally, extensions are set to debut for Donna Karan Cashmere Collection, GUESS Bella Vita, and DKNY 24/7. While the pace of growth in the fragrance market is starting to slow down, the power of our diverse brand portfolio, in combination with our agile operating model, should help us gain market share.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Six Months Ended
(In millions)	June 30,
	2025	2024

North America	$245.4	$229.7
Western Europe	176.1	170.6
Asia/Pacific	91.8	104.8
Central and South America	63.6	59.2
Middle East and Africa	50.1	61.6
Eastern Europe	45.8	40.3
	$672.8	$666.2

In the six months ended June 30, 2025, net sales in our largest market, North America, rose 7% as compared to the prior year period, followed by an increase in Western Europe of 3%. Our sales in Asia/Pacific decreased by 12% driven by a higher base from 2024 in Australia and distribution disruptions in South Korea in the current year while the overall trend remains positive in China and Japan. Our net sales in Eastern Europe were also robust, up 14% in the six months ended June 30, 2025 as compared to the prior year period when we faced temporary sourcing constraints. Central and South America net sales increased 7%. Middle East and Africa net sales declined 19% primarily due to a disproportionate impact from the exit of the Dunhill license due to its significant presence. Excluding the impact of Dunhill, Middle East and Africa net sales declined 6% due to the impacts of the conflicts in the region and a reduction in the number of doors in many markets that are now more focused on higher-end luxury fragrances.

Gross Profit Margin	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2025	2024	2025	2024

European based operations
Net sales	$240.5	$226.0	$488.4	$457.0
Cost of sales	76.1	70.6	161.5	153.8
Gross profit margin	$164.4	$155.4	$326.9	$303.2
Gross profit margin as a percentage of net sales	68.3%	68.8%	66.9%	66.3%

United States based operations
Net sales	$95.8	$120.2	$190.1	$216.0
Cost of sales	37.6	52.2	76.6	91.8
Gross profit margin	$58.2	$68.0	$113.5	$124.2
Gross profit margin as a percentage of net sales	60.7%	56.5%	59.7%	57.5%

The Company’s gross profit margin as a percentage of net sales was 66.2% and 65.0% for the three and six months ended June 30, 2025 as compared to 64.5% and 63.5% for the corresponding period of the prior year. The increase in the three and six months ended June 30, 2025 as compared to the prior year period was driven by favorable segment and brand mix in the current year.

For European based operations, gross profit margin as a percentage of net sales was 68.3% and 66.9% for the three and six months ended June 30, 2025, respectively, as compared to 68.8% and 66.3% for the corresponding period of the prior year. European based operations were negatively impacted by brand and channel mix during the three months ended June 30, 2025 as compared to the prior year period, while brand and channel mix were favorable overall in the first half of 2025.

INTERPARFUMS, INC. AND SUBSIDIARIES

For United States based operations, gross profit margin as a percentage of net sales was at 60.7% and 59.7% for the three and six months ended June 30, 2025 respectively, as compared to 56.5% and 57.5% for the corresponding periods of the prior year. The increase in both periods was mainly driven by the discontinuation of Dunhill products which were sold at lower margins in 2024 as is customary during sell-off periods.

Generally, we do not bill customers for shipping and handling costs, which are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three Months Ended		Six Months Ended
(In millions)	June 30,		June 30,
	2025	2024	2025	2024

European based operations
Selling, general and administrative expenses	$115.9	$108.1	$211.9	$198.5
Selling, general and administrative expenses as a percentage of net sales	48.2%	47.8%	43.4%	43.4%

United States based operations
Selling, general and administrative expenses	$46.0	$47.9	$90.9	$91.9
Selling, general and administrative expenses as a percentage of net sales	48.0%	39.8%	47.8%	42.5%

The Company’s selling, general and administrative expenses as a percentage of net sales was 48.5% and 45.0% for the three and six months ended June 30, 2025 as compared to 45.6% and 43.6% for the three and six months ended June 30, 2024. The increase was largely driven by increased spending on promotional and advertising activities and increased employee related costs in both the second quarter and first half of 2025 as compared to the prior year periods.

For European based operations, selling, general and administrative expenses increased 7% for both the three and six months ended June 30, 2025 as compared to the corresponding periods of the prior year, and represented 48.2% and 43.4% of net sales for the three and six months ended June 30, 2025, as compared to 47.8% and 43.4% for the three and six months ended June 30, 2024.  The increase in selling, general and administrative expenses as a percentage of net sales in the second quarter resulted from an increase in employee related costs due to a one time adjustment resulting from the ending of the 2022 free-share plan in France. For United States based operations, selling, general and administrative expenses decreased 3.9% and 1.0% for the three and six months ended June 30, 2025 as compared to the corresponding periods of the prior year, and represented 48.0% and 47.8% of net sales for the three and six months ended June 30, 2025, as compared to 39.8% and 42.5% for the three and six months ended June 30, 2024. The increase in selling, general and administrative expenses as a percentage of net sales was largely driven by lower sales in 2025 with the discontinuation of Dunhill in 2024.

Promotion and advertising included in selling, general and administrative expenses aggregated $68.8 million and $120.4 million for the three and six months ended June 30, 2025, respectively, as compared to $66.4 million and $114.7 million for the corresponding periods of the prior year and represented 20.6% and 17.9% of net sales for the three and six months ended June 30, 2025, respectively, as compared to 19.4% and 17.2% for the corresponding periods of the prior year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We believe that our promotion and advertising efforts have a beneficial effect on sales. As such, the Company is focused on increasing promotional and advertising spending to support the continued success of our brands. Additionally, we continue to develop and implement omnichannel concepts and compelling content to deliver an integrated consumer experience. Long term, we continue to anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales.

INTERPARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $27.7 million and $55.8 million for the three and six months ended June 30, 2025, respectively, as compared to $27.0 million and $54.2 million for the corresponding periods of the prior year. Royalty expense represented 8.3% of net sales for both the three and six months ended June 30, 2025 as compared to 7.9% and 8.1% of net sales for the corresponding periods of the prior year. This increase was primarily driven by unfavorable brand mix.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 17.7% and 20.0% for the three and six months ended June 30, 2025, respectively, as compared to 18.9% and 19.9% for the corresponding period of the prior year.

Other Income and Expense

Overall, other income and expense for the six months ended June 30, 2025, was a loss of $6.7 million as compared to a loss of $1.5 million in the corresponding prior year period. The main drivers of this change are discussed in more detail below. One of the main drivers is the impact of our gains and losses on foreign currency where we recognized a loss of $2.4 million in the first half of 2025 compared to a gain of $0.3 million in the first half of 2024. Another driver of this change is the impact of our gains and losses on marketable securities where we had recorded a loss of $3.4 million in the first half of 2025 and a loss of $0.6 million in the first half of 2024. Changes in interest expense and interest income were favorable year-over-year with net interest expense of $1.1 million during the six months ended June 30, 2025 as compared to a net interest expense of $0.8 million in the prior year period.

Interest expense is primarily related to the financing of brand and licensing acquisitions as well as our headquarters in Paris. Long-term debt including current maturities aggregated $210.0 million and $157.3 million as of June 30, 2025 and December 31, 2024, respectively. Interest expense was $3.1 million in the six months ended June 30, 2025 compared to $3.5 million in the prior year period.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Approximately 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in the three and six months ended June 30, 2025 and 2024.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments and realized and unrealized gains and losses on marketable equity securities. Interest income was $2.6 million in the six months ended June 30, 2025 compared to $1.7 million in the prior year period. As of June 30, 2025, short-term investments also include approximately $3.5 million of marketable equity securities of other companies in the luxury goods sector. In the second quarter of 2025, the Company had unrealized losses on these securities $1.1 million compared to unrealized gains of $1.5 million for the corresponding period of the prior year.

Income Taxes

Our consolidated effective tax rate was 24.3% and 23.9% for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for European based operations was 25.4% and 25.0% for the six months ended June 30, 2025 and 2024, respectively, while the effective tax rate for United States based operations was 18.8% for the six months ended June 30, 2025, as compared to 19.9% for the corresponding period of the prior year. Our effective tax rate for United States based operations differs from the 21% statutory rate in the United States as it is a blended rate across multiple jurisdictions, and takes into account benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2025	2024	2025	2024

Net income attributable to European based operations	$32,745	$33,187	$80,864	$78,127
Net income attributable to United States based operations	9,555	15,225	18,223	24,752
Eliminations	(1,103)	(1,814)	(2,487)	(2,978)
Net income	41,197	46,598	96,600	99,901
Less: Net income attributable to the noncontrolling interest	9,209	9,775	22,120	22,030
Net income attributable to Interparfums, Inc.	$31,988	$36,823	$74,480	$77,871

Net income attributable to Interparfums, Inc. was $32.0 million and $74.5 million for the three and six months ended June 30, 2025, respectively, as compared to $36.8 million and $77.9 million for the corresponding period of the prior year.

Net income attributable to European based operations was $32.7 million and $80.9 million for the three and six months ended June 30, 2025, as compared to $33.2 million and $78.1 million for the corresponding periods of the prior year, while net income attributable to United States based operations was $9.6 million and $18.2 million the three and six months ended June 30, 2025, as compared to $15.2 million and $24.8 million the corresponding periods of the prior year. The significant fluctuations in net income for both European based operations and United States based operations are directly related to the previous discussions pertaining to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 28% of European based operations net income for both the six months ended June 30, 2025 and 2024. Net profit margins attributable to Interparfums, Inc. for the six months ended June 30, 2025 and 2024 aggregated 11.1% and 11.7%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of June 30, 2025, we had $205.4 million in cash, cash equivalents and short-term investments, the majority of which are held in euro by our European based operations and is readily convertible into U.S. dollars. We have not experienced any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of June 30, 2025, working capital aggregated $654.0 million. Approximately 74% of the Company’s total assets are held by European based operations, and approximately $298.3 million of trademarks, licenses and other intangible assets are also held by European based operations.

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

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In July 2025, our 72% owned French subsidiary, Interparfums SA, signed an exclusive fragrance license agreement with Longchamp running through December 31, 2036. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The first launch is expected in 2027. In June 2025, our 72% owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Maison Goutal held by Amorepacific Europe. Amorepacific Europe will continue to operate the Goutal brand under an existing license agreement that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brand. Additionally, in June 2025, we renewed the Coach license agreement for an additional five-year term, extending the license through June 30, 2031.

INTERPARFUMS, INC. AND SUBSIDIARIES

In December 2024, our 72% owned French subsidiary, Interparfums SA, obtained all Off-White brand names and registered trademarks for Class 3 fragrance and cosmetics products, subject to an existing license that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brands. Furthermore, in December 2024, we renewed the Van Cleef & Arpels license agreement for an additional nine-year term, beginning January 1, 2025. In July 2023, we entered into a global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Roberto Cavalli brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect in July 2023, and we began shipping products in February 2024.

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

Cash provided by operating activities aggregated $4.5 million for the six months ended June 30, 2025 compared to cash used in operating activities of $26.5 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, working capital items used $108.9 million in cash from operating activities, as compared to $140.2 million in the 2024 period. From a cash flow perspective, accounts receivables are down 1% from year end 2024. The balance is reasonable based on second quarter 2025 sales levels and seasonality of the business. Day’s sales outstanding remained consistent at 74 days, up slightly from 72 days in the corresponding period of the prior year driven by changes in our channel mix, as we are still seeing strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels as of June 30, 2025 increased 5% from year end 2024 as is customary as we prepare for second half sales and holiday season orders. As compared to June 30, 2024, our inventory levels have decreased as we continue to work to manage down our inventory. We are doing this by increasing conversion of raw materials into finished goods resulting in finished goods making up 65.0% of our inventory levels at June 30, 2025 as compared to 59.7% at June 30, 2024. Due to past supply constraints, we had strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. These constraints have largely abated and we are gradually reversing some of these previous interventions. We are beginning to see the impacts of these recent inventory management efforts and will continue to work to optimize inventory levels.

Cash flows provided by investing activities in 2025 are comprised of the net effect of purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than six months, marketable equity securities and other contracts. At June 30, 2025, approximately $2.3 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

These proceeds were offset by the payment for capital expenditures during the quarter. In March 2025, the Company paid approximately $19.7 million for the purchase of the Goutal Trademark. Additionally, during the second quarter the Company purchased approximately $15.3 million of additional property in Paris attached to its French headquarters.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment, and industrial equipment needed at our distribution centers.

Cash flows used in financing activities in 2025 reflect issuances and repayments of debt and payment of dividends to stockholders.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2025, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2025 consist of $70 million unsecured revolving lines of credit provided by a consortium of domestic commercial banks and approximately $9.4 million (€8 million) in credit lines provided by a consortium of international financial institutions. There was $9.4 million of short-term borrowings outstanding pursuant to these facilities as of June 30, 2025 and $18.5 million outstanding as of June 30, 2024.

In February 2024, the Board of Directors authorized an annual dividend of $3.00 per share. In February 2025, the Board of Directors further increased the annual dividend to $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on September 30, 2025, to shareholders of record on September 15, 2025.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the United States and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2025; however, we anticipate potential inflationary impacts in the second half of 2025 due to potential increased costs from tariffs.

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

At June 30, 2025, we had foreign currency contracts in the form of forward exchange contracts of approximately USD $111 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Please see Item 9A. Controls and Procedures, “Evaluation of Disclosure Controls and Procedures” and “Remediation Plan,” as contained in our 2024 annual report on Form 10-K as filed with the SEC (“2024 Annual Report”), which are incorporated by reference in this quarterly report. As stated in our 2024 Annual Report, we believe that the actions set forth under “Remediation Plan,” will collectively remediate the material weaknesses identified.  However, our material weaknesses will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate. The above disclosure is applicable to the evaluation of our disclosure controls and procedures for this second quarter of 2025.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarterly period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INTERPARFUMS, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1A. Risk Factors.

              Information regarding our Risk Factors can be found in our 2024 Annual Report on Form 10-K filed with the SEC.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item (c).

In February 2025, our Board of Directors authorized the Company to continue repurchasing up to 130,000 shares throughout 2025, which was increased to 260,000 shares in April 2025.

Interparfums, Inc. Purchase of Common Stock
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30	20,000	$102.15	20,000	240,000 shares
May 1-31	0	n/a	20,000	240,000 shares
June 1-30	0	n/a	20,000	240,000 shares
Total	0	n/a	20,000	240,000 shares

Item 5. Other Information

Item (c). During the second quarter of 2025, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of August 2025.

INTERPARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer