Form 10-Q
period 2025-09-30
INTERPARFUMS INC
filed 2025-11-05
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTERPARFUMS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At November 5, 2025, there were 32,064,728 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands except share and per share data)

 (Unaudited)

ASSETS
	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$110,396	$125,433
Short-term investments	77,460	109,311
Accounts receivable, net	363,624	274,705
Inventories	388,302	371,920
Receivables, other	10,369	6,122
Other current assets	40,587	27,035
Income taxes receivable	—	306
Total current assets	990,738	914,832
Property, equipment and leasehold improvements, net	186,206	153,773
Right-of-use assets, net	24,558	24,603
Trademarks, licenses and other intangible assets, net	328,220	282,484
Deferred tax assets	15,262	17,034
Other assets	19,666	18,535
Total assets	$1,564,650	$1,411,261

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$9,393	$8,311
Current portion of long-term debt	56,901	41,607
Current portion of lease liabilities	6,193	6,087
Accounts payable – trade	66,985	91,049
Accrued expenses	152,624	172,758
Income taxes payable	10,677	12,615
Total current liabilities	302,773	332,427
Long–term debt, less current portion	139,976	115,734
Lease liabilities, less current portion	17,406	20,455

Equity:
Interparfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 32,064,728 and 32,110,170 shares at September 30, 2025 and December 31, 2024, respectively	32	32
Additional paid-in capital	109,006	106,702
Retained earnings	826,964	763,240
Accumulated other comprehensive loss	(4,780)	(72,239)
Treasury stock, at cost, 8,960,587 and 9,981,665 shares at September 30, 2025 and December 31, 2024, respectively	(60,335)	(52,864)
Total Interparfums, Inc. shareholders’ equity	870,887	744,871
Noncontrolling interest	233,608	197,774
Total equity	1,104,495	942,645
Total liabilities and equity	$1,564,650	$1,411,261

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net sales	$429,579	$424,629	$1,102,334	$1,090,821

Cost of sales	156,762	153,469	392,451	396,519

Gross margin	272,817	271,160	709,883	694,302

Selling, general and administrative expenses	164,261	165,166	467,074	455,506

Income from operations	108,556	105,994	242,809	238,796

Other expenses (income):
Interest expense	2,305	1,978	5,637	5,726
Loss on foreign currency	2,215	3,355	4,576	3,085
Interest and investment (income) loss	(2,547)	254	(1,199)	(1,690)
Other (income) loss	(978)	1	(1,302)	(35)

	995	5,588	7,712	7,086

Income before income taxes	107,561	100,406	235,097	231,710

Income taxes	24,282	23,571	55,218	54,974

Net income	83,279	76,835	179,879	176,736

Less: Net income attributable to the noncontrolling interest	17,470	14,576	39,590	36,606

Net income attributable to Interparfums, Inc.	$65,809	$62,259	$140,289	$140,130

Earnings per share:

Net income attributable to Interparfums, Inc. common shareholders:
Basic	$2.05	$1.94	$4.37	$4.37
Diluted	$2.05	$1.93	$4.36	$4.34

Weighted average number of shares outstanding:
Basic	32,113	32,026	32,114	32,030
Diluted	32,149	32,266	32,158	32,266

Dividends declared per share	$0.80	$0.75	$2.40	$2.25

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Comprehensive income:

Net income	$83,279	$76,835	$179,879	$176,736

Other comprehensive income:

Net derivative instrument (loss) gain, net of tax	(5,540)	(239)	965	(1,411)

Transfer from OCI into earnings	—	—	1,631	(64)

Pension benefits, net of tax	(51)	—	(153)	—

Translation adjustments, net of tax	834	31,385	87,936	10,891

Comprehensive income	78,522	107,981	270,258	186,152

Comprehensive income attributable to the noncontrolling interests:

Net income	17,470	14,576	39,590	36,606

Other comprehensive income:

Net derivative instrument (loss) gain, net of tax	(1,522)	(66)	271	(388)

Pension benefits, net of tax	(14)	—	(43)	—

Translation adjustments, net of tax	(40)	8,989	22,692	2,257

Comprehensive income attributable to the noncontrolling interests	15,894	23,499	62,510	38,475

Comprehensive income attributable to Interparfums, Inc.	$62,628	$84,482	$207,748	$147,677

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Common stock, beginning and end of period	$32	$32	$32	$32

Additional paid-in capital, beginning of period	108,802	100,505	106,702	98,565
Shares issued upon exercise of stock options	—	359	2,112	1,729
Share-based compensation	204	259	615	780
Purchase/Transfer of subsidiary shares	—	—	(423)	49
Additional paid-in capital, end of period	109,006	101,123	109,006	101,123

Retained earnings, beginning of period	787,031	724,268	763,240	693,848
Net income	65,809	62,259	140,289	140,130
Dividends	(25,695)	(24,022)	(77,089)	(71,985)
Share-based compensation	(181)	321	524	833
Retained earnings, end of period	826,964	762,826	826,964	762,826

Accumulated other comprehensive loss, beginning of period	(1,599)	(54,864)	(72,239)	(40,188)
Foreign currency translation adjustment, net of tax	874	22,396	65,244	8,634
Transfer from other comprehensive income into earnings	—	—	1,631	(64)
Pension benefits, net of tax	(37)	—	(110)	—
Net derivative instrument gain (loss), net of tax	(4,018)	(173)	694	(1,023)
Accumulated other comprehensive loss, end of period	(4,780)	(32,641)	(4,780)	(32,641)

Treasury stock, beginning of period	(54,907)	(52,864)	(52,864)	(52,864)
Shares repurchased	(5,428)	—	(7,471)	—
Treasury stock, end of period	(60,335)	(52,864)	(60,335)	(52,864)

Noncontrolling interest, beginning of period	217,393	184,129	197,774	192,777
Net income	17,470	14,576	39,590	36,606
Foreign currency translation adjustment, net of tax	(40)	8,989	22,692	2,257
Pension benefits, net of tax	(14)	—	(43)	—
Net derivative instrument gain (loss), net of tax	(1,522)	(66)	271	(388)
Share-based compensation	321	47	199	179
Transfer of subsidiary shares purchased	—	—	—	(49)
Dividends	—	(1,022)	(26,875)	(24,729)
Noncontrolling interest, end of period	233,608	206,653	233,608	206,653

Total equity	$1,104,495	$985,129	$1,104,495	$985,129

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$179,879	$176,736
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,836	18,201
Provision for doubtful accounts	1,716	613
Noncash stock compensation	1,313	1,768
Share of income of equity investment	(673)	(109)
Noncash lease expense	4,809	4,533
Deferred tax provision	3,454	(4,909)
Change in fair value of derivatives	(7,064)	(153)
Changes in:
Accounts receivable	(62,901)	(102,576)
Inventories	18,749	(35,237)
Other assets	(4,035)	3,770
Operating lease liabilities	(5,037)	(4,378)
Accounts payable and accrued expenses	(77,469)	(17,571)
Income taxes, net	(3,204)	8,993

Net cash provided by operating activities	68,373	49,681

Cash flows from investing activities:
Purchases of short-term investments	(93,244)	(146,868)
Proceeds from sale of short-term investments	137,150	162,176
Purchases of property, equipment and leasehold improvements	(22,866)	(2,889)
Payment for intangible assets acquired	(22,882)	(850)

Net cash (used in) provided by investing activities	(1,842)	11,569

Cash flows from financing activities:
Proceeds from loans payable, bank	—	4,348
Proceeds of issuance of long-term debt	55,940	43,484
Repayment of long-term debt	(37,046)	(24,781)
Proceeds from exercise of options	2,112	1,729
Dividends paid	(77,089)	(71,985)
Dividends paid to noncontrolling interest	(26,875)	(24,729)
Purchase of subsidiary shares from noncontrolling interests	(423)	—
Purchase of treasury stock	(7,471)	—

Net cash used in financing activities	(90,852)	(71,934)

Effect of exchange rate changes on cash	9,284	641

Net decrease in cash and cash equivalents	(15,037)	(10,043)

Cash and cash equivalents - beginning of period	125,433	88,462

Cash and cash equivalents - end of period	$110,396	$78,419

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$4,993	$6,578
Income taxes	55,948	48,643

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

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business, we took a $2.4 million impairment charge on our Rochas fashion trademark in the first quarter of 2021 and a $6.8 million impairment charge in the fourth quarter of 2022 after management reviewed and agreed with an independent expert's conclusion that the fair value of the trademark was $11.2 million. In 2023, the Rochas team underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to make this new structure operational beginning in 2024. In the fourth quarter of 2024, we again took a $4.0 million impairment charge on the Rochas fashion trademark after management reviewed and agreed with an independent expert's conclusion that the fair value of the trademark was $7.2 million. There have been no triggering events through the first three quarters of 2025 that would require management to perform an impairment analysis.

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Raw materials and component parts	$123,421	$137,572
Finished goods	264,881	234,348

	$388,302	$371,920

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$77,460	$3,579	$73,881	$—
Interest rate swaps	1,603	—	1,603	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	6,911	—	6,911	—
Foreign currency forward exchange contracts accounted for using hedge accounting	—	—	—	—

Total Assets	$85,974	$3,579	$82,395	$—

		Fair Value Measurements at December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$109,311	$7,703	$101,608	$—
Interest rate swaps	1,967	—	1,967	—

Total Assets	$111,278	$7,703	$103,575	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	445	—	445	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,435	—	1,435	—

Total Liabilities	$1,880	$—	$1,880	$—

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

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $58.7 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $140.9 million) of the purchase price was financed through a 10-year variable rate term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in loss (gain) on foreign currency in the accompanying consolidated statements of income. Such gains and losses were immaterial for the three and nine months ended September 30, 2025 and 2024, respectively.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The fair value of interest rate swaps includes a liability position which is included in long-term debt on the accompanying consolidated balance sheet, and an asset position which is included in other assets on the accompanying balance sheet. The fair value of foreign currency forward exchange contracts at September 30, 2025, resulted in a net asset and is included in other current assets on the accompanying consolidated balance sheet.

At September 30, 2025, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately USD $60 million which all have maturities of less than one year.

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

As of September 30, 2025, the weighted average remaining lease term was 3.6 years and the weighted average discount rate used to determine the operating lease liability was 3.1%. Rental expense related to operating leases was $1.8 million and $5.1 million for the three and nine months ended September 30, 2025, respectively, as compared to $1.6 million and $4.9 million for the corresponding periods of the prior year. Operating lease payments included in operating cash flows totaled $5.0 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively, and noncash additions to operating lease assets totaled $0.2 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested during the nine months ended September 30, 2025 and 2024 aggregated $0.02 million and $0.04 million, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options at January 1, 2025	118,650	$30.02
Nonvested options granted	—	—
Nonvested options vested or forfeited	(8,000)	$23.90
Nonvested options at September 30, 2025	110,650	$30.46

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.37 million and $1.31 million for the three and nine months ended September 30, 2025 respectively, as compared to decreases of $0.60 million and $1.77 million for the three and nine months ended September 30, 2024 respectively, and decreased income attributable to Interparfums, Inc. by $0.26 million and $0.87 million for the three and nine months ended September 30, 2025 respectively, as compared to $0.4 million and $1.17 million for the corresponding periods of the prior year .

The following table summarizes stock option information as of September 30, 2025:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2025	248,430	$103.00
Options forfeited	(7,100)	121.22
Options exercised	(27,430)	76.98

Outstanding at September 30, 2025	213,900	$105.73

Options exercisable	103,250	$82.55
Options available for future grants	499,495

As of September 30, 2025, the weighted average remaining contractual life of options outstanding is 2.8 years (1.0 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $2.1 million and $2.1 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $2.7 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the nine months ended September 30, 2025 and 2024 were as follows:

(In thousands)	September 30, 2025	September 30, 2024

Cash proceeds from stock options exercised	$2,112	$1,729
Tax benefits	205	272
Intrinsic value of stock options exercised	1,618	1,721

There were no options granted during the nine months ended September 30, 2025 and September 30, 2024.

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

In March 2022, Interparfums SA, our 72% owned French subsidiary, approved a plan to grant an aggregate of 88,400 shares of its stock to all Interparfums SA employees and corporate officers having more than six months of employment at grant date, subject to certain corporate performance conditions. The corporate performance conditions were met and therefore in June 2025,106,046 shares, adjusted for stock splits, were distributed.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed pursuant to this plan were pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of September 30, 2025 the Company acquired 106,046 shares at an aggregate cost of $4.5 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to Interparfums, Inc.	$65,809	$62,259	$140,289	$140,130
Denominator:
Weighted average shares	32,113	32,026	32,114	32,030
Effect of dilutive securities:
Stock options	36	240	44	236
Denominator for diluted earnings per share	32,149	32,266	32,158	32,266

Earnings per share:
Net income attributable to
Interparfums, Inc. common shareholders:
Basic	$2.05	$1.94	$4.37	$4.37
Diluted	$2.05	$1.93	$4.36	$4.34

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.09 million shares of common stock for the three and nine months ended September 30, 2025 and 0.05 million shares of common stock for the three and nine months ended September 30, 2024.

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

Information on the Company’s operations by segments is as follows:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	United States based operations	European based operations	Total	United States based operations	European based operations	Total
Net sales	$137,158	$295,226	$432,384	$327,262	$783,601	$1,110,863
Eliminations (a)	—	(2,805)	(2,805)	—	(8,529)	(8,529)
	137,158	292,421	429,579	327,262	775,072	1,102,334
Less: (b)
Cost of sales	57,448	100,426		134,020	261,951
Eliminations (a)	—	(1,112)		—	(3,520)
Segment gross margin	79,710	193,107	272,817	193,242	516,641	709,883
Less: (b)
Advertising and Promotion	21,458	44,054		52,748	133,133
Employee related costs	12,506	17,512		39,721	54,175
Royalties	10,286	24,432		24,559	65,925
Other segment items (c)	10,201	23,812		28,349	68,464
Segment income from operations	$25,259	$83,297	$108,556	$47,865	$194,944	$242,809

Reconciliation:
Interest expense			2,305			5,637
Loss on foreign currency			2,215			4,576
Interest and investment income			(2,547)			(1,199)
Other income			(978)			(1,302)
Income before income taxes			$107,561			$235,097

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	United States based operations	European based operations	Total	United States based operations	European based operations	Total
Net sales	$146,101	$282,481	$428,582	$362,059	$739,454	$1,101,513
Eliminations (a)	—	(3,953)	(3,953)	—	(10,692)	(10,692)
	146,101	278,528	424,629	362,059	728,762	1,090,821
Less: (b)
Cost of sales	59,632	95,462		151,465	249,279
Eliminations (a)	—	(1,625)		—	(4,225)
Segment gross margin	86,469	184,691	271,160	210,594	483,708	694,302
Less: (b)
Advertising and Promotion	23,416	43,414		55,312	126,230
Employee related costs	12,752	18,206		38,090	52,934
Royalties	10,686	23,334		26,181	62,052
Other segment items (c)	10,114	23,244		29,272	65,435
Segment income from operations	$29,501	$76,493	$105,994	$61,739	$177,057	$238,796

Reconciliation:
Interest expense			1,978			5,726
Loss on foreign currency			3,355			3,085
Interest and investment loss (income)			254			(1,690)
Other expense (income)			1			(35)
Income before income taxes			$100,406			$231,710

(a)	Eliminations of intercompany sales relate to European based operations products sold to United States based operations.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(c)	Other segment items for each reportable segment include expenses for professional services, travel and entertainment, rent, warehousing, shipping, depreciation and amortization, and other selling, general and administrative costs.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other segment disclosures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Interparfums, Inc.:
United States	$20,822	$24,263	$39,045	$49,015
Europe	46,257	39,869	105,001	95,966
Eliminations	(1,270)	(1,873)	(3,757)	(4,851)
	$65,809	$62,259	$140,289	$140,130
Depreciation and amortization expense:
United States	$1,736	$1,701	$5,169	$5,128
Europe	4,809	4,480	13,667	13,073
	$6,545	$6,181	$18,836	$18,201
Interest and investment (income) loss:
United States	$(1,048)	$2	$(1,788)	$(2)
Europe	(1,499)	252	589	(2,376)
Eliminations	—	—	—	688
	$(2,547)	$254	$(1,199)	$(1,690)
Interest expense:
United States	$489	$195	$1,093	$1,350
Europe	1,816	1,783	4,544	5,064
Eliminations	—	—	—	(688)
	$2,305	$1,978	$5,637	$5,726
Income tax expense:
United States	$5,271	$5,617	$8,796	$11,215
Europe	19,132	18,120	46,684	44,384
Eliminations	(121)	(166)	(262)	(625)
	$24,282	$23,571	$55,218	$54,974
Additions to long-lived assets(a):
United States	$166	$171	$708	$1,109
Europe	5,099	874	45,040	2,630
	$5,265	$1,045	$45,748	$3,739

(a) Total long-lived assets include property, equipment and leasehold improvements, trademarks, licenses, and other intangible assets, and right-of-use assets.

	September 30,	December 31,
	2025	2024
Total Assets:
United States	$381,871	$352,139
Europe	1,199,593	1,073,326
Eliminations	(16,814)	(14,204)
	$1,564,650	$1,411,261

INTERPARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 70% and 67% of net sales for the nine months ended September 30, 2025 and 2024, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Moncler, Montblanc, Rochas, Solférino and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States based operations, we also produce and distribute fragrance and fragrance related products. United States based operations represented 30% and 33% of net sales for the nine months ended September 30, 2025 and 2024, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanuel Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Jimmy Choo, Coach, Montblanc, GUESS, Lacoste, Donna Karan/DKNY, and Ferragamo brand names.

As a percentage of net sales for the nine months ended September 30, 2025 and 2024, product sales for the Company’s largest brands represented 78% and 75%, respectively, with a split by brand as follows:

	Nine Months Ended September 30,
	2025	2024

Jimmy Choo	18%	17%
Coach	16%	14%
Montblanc	15%	16%
GUESS	11%	11%
Lacoste	8%	6%
Donna Karan/DKNY	6%	7%
Ferragamo	4%	4%

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

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2024 Annual Report on Form 10-K filed with the SEC.

INTERPARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Nine Months Ended September 30, 2025 as Compared to the Three and Nine Months Ended September 30, 2024

Net Sales:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2025	2024	% Change	2025	2024	% Change

European based product sales	$295.3	$282.4	5%	$783.6	$739.4	6%
United States based product sales	137.1	146.1	(6)%	327.2	362.1	10%
Eliminations	(2.8)	(3.9)	n/a	(8.5)	(10.7)	n/a
	$429.6	$424.6	1%	$1,102.3	$1,090.8	1%

*n/a = not applicable

Net sales for the three months ended September 30, 2025 increased 1% from the three months ended September 30, 2024. The average dollar/euro exchange rate for the current third quarter was 1.17 compared to 1.10 in the third quarter of 2024, resulting in a positive foreign exchange impact on net sales of 2.2% in the three months ended September 30, 2025 as compared to the prior year period. Net sales for the nine months ended September 30, 2025 also increased 1% as compared to the nine months ended September 30, 2024. The average dollar/euro exchange rate for the nine months ended September 30, 2025 was 1.12 compared to 1.09 for the nine months ended September 30 2024, resulting in a positive foreign exchange impact on nets sales of 1.1% as compared to the prior year period. The discontinuation of the Dunhill license decreased net sales for the nine months ended September 30, 2025 1% compared to the prior year period and a moderate impact in the current quarter compared to the prior year period. Overall organic growth on a year to date basis is 1.2% compared to the prior year period as consumers are being more selective and retailers are taking a cautious approach to inventory.

For European based operations, sales in the three months ended September 30, 2025 increased 5%, compared to the corresponding period of the prior year, driven by Jimmy Choo, Lacoste and Coach, which grew by 16%, 8% and 6%, respectively. These increases were driven by continued strong performance in these brands' established lines. Sales of Montblanc were down 2% in the third quarter, despite the recent release of the Montblanc Explorer Extreme, resulting in a 6% decline for the nine months ended September 30, 2025, as compared to the prior year period. We have further enhanced the brand with the launch of Montblanc Signature Elixir and believe it will gain traction through the balance of the year and into 2026.

For United States based operations, sales in the three months ended September 30, 2025 decreased 6% compared to the corresponding period of the prior year as a result of the discontinuation of the Dunhill license. With the phase-out of Dunhill fragrances completed in August of 2024, we expect minimal impact on a quarter-over-quarter comparison going forward. GUESS fragrance sales declined moderately by 3% in the three months ended September 30, 2025, compared to the corresponding period of the prior year, due to a high base in the prior period third quarter and the phasing of innovation. The brand continues to perform well, and we believe the brand is poised for sales growth in the final quarter of the year. Donna Karan/DKNY fragrance sales declined 14% in the three months ended September 30, 2025, compared to the corresponding period of the prior year, due to robust growth levels achieved last year. Based on planned shipments through year end and the brand's popularity during the holiday season, particularly in the Americas, we believe the brand will grow in the final quarter of the year. Roberto Cavalli fragrance sales continue to benefit from increased focus, investment and innovation, growing 44% and 33% in the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in the prior year. The brand continues to benefit from strong innovation, including the blockbuster launch of Roberto Cavalli Serpentine and a new duo, Just Cavalli Give Me Magic. MCM sales rose by 6% in the third quarter of 2025 compared to the third quarter of 2024 with the continued success from the launch of the MCM Collection. For the nine months ended September 30, 2025, United States based operations sales decreased 10% on a reported basis and 6% on an organic basis, compared to the corresponding period of the prior year.

While the 2025 third quarter saw only a slight overall increase, we are encouraged by our agility and pricing actions that are underway and expect to see the full impact of our efforts throughout the remainder of 2025 and through 2026. We continue to focus on our long-term strategy, innovative product development, and high service levels for our global retail and distribution partners. While the pace of growth in the fragrance market is starting to slow down, the power of our diverse brand portfolio, in combination with our agile operating model, should help us gain market share.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Nine Months Ended
(In millions)	September 30,
	2025	2024

North America	$414.8	$397.4
Western Europe	288.5	281.0
Asia/Pacific	140.8	154.2
Central and South America	99.6	88.9
Eastern Europe	81.1	76.8
Middle East and Africa	77.5	92.5
	$1,102.3	$1,090.8

In the nine months ended September 30, 2025, net sales in our largest market, North America, rose 4% as compared to the prior year period, followed by an increase in Western Europe of 3%. Our sales in Asia/Pacific decreased by 9% driven by distribution disruptions in South Korea and India in the current year. Our net sales in Eastern Europe were also robust, up 6% in the nine months ended September 30, 2025 as compared to the prior year period when we faced temporary sourcing constraints. Central and South America net sales increased 12%. Middle East and Africa net sales declined 16% primarily related to a disproportionate impact from the exit of the Dunhill license due to its significant presence. Excluding the impact of Dunhill, Middle East and Africa net sales declined 7% due to the impacts of the conflicts in the region and a reduction in the number of doors in many markets that are now more focused on higher-end luxury fragrances.

Gross Profit Margin	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2025	2024	2025	2024

European based operations
Net sales	$295.3	$282.4	$783.6	$739.4
Cost of sales	100.5	95.5	262.0	249.3
Gross profit margin	$194.8	$186.9	$521.6	$490.1
Gross profit margin as a percentage of net sales	66.0%	66.2%	66.6%	66.3%

United States based operations
Net sales	$137.1	$146.1	$327.2	$362.1
Cost of sales	57.4	59.6	134.0	151.4
Gross profit margin	$79.7	$86.5	$193.2	$210.7
Gross profit margin as a percentage of net sales	58.1%	59.2%	59.0%	58.2%

The Company’s gross profit margin as a percentage of net sales was 63.5% and 64.4% for the three and nine months ended September 30, 2025 as compared to 63.9% and 63.6% for the corresponding periods of the prior year. The Company continued to benefit from favorable segment, brand, and channel mix, in the nine months ended September 30, 2025 as compared to the prior year period. However, during the three months ended September 30, 2025 as compared to the prior year period, these favorable tailwinds as well as additional pricing actions that were taken at the back end of the quarter were not sufficient to offset the impacts of higher tariffs on our US imports, which represented $6 million.

For European based operations, gross profit margin as a percentage of net sales was 66.0% and 66.6% for the three and nine months ended September 30, 2025, respectively, as compared to 66.2% and 66.3% for the corresponding period of the prior year. European based operations were negatively impacted by tariffs during the three months ended September 30, 2025 as compared to the prior year period, offset by pricing increases in the United States and brand and channel mix.  During the nine months ended September 30, 2025, favorable channel mix resulted in the increase in gross profit as percentage of sales compared to the prior year period.

INTERPARFUMS, INC. AND SUBSIDIARIES

For United States based operations, gross profit margin as a percentage of net sales was at 58.1% and 59.0% for the three and nine months ended September 30, 2025 respectively, as compared to 59.2% and 58.2% for the corresponding periods of the prior year. United States based operations saw a moderate decline due to the negative impact of tariffs as well as brand and channel mix in the three months ended September 30, 2025. The increase in the nine months ended September 30, 2025 was mainly driven by the discontinuation of Dunhill products, which were sold at lower margins in 2024 as is customary during sell-off periods.

Generally, we do not bill customers for shipping and handling costs, which are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three Months Ended		Nine Months Ended
(In millions)	September 30,		September 30,
	2025	2024	2025	2024

European based operations
Selling, general and administrative expenses	$109.8	$108.1	$321.7	$306.6
Selling, general and administrative expenses as a percentage of net sales	37.2%	38.3%	41.1%	41.5%

United States based operations
Selling, general and administrative expenses	$54.5	$57.0	$145.4	$148.9
Selling, general and administrative expenses as a percentage of net sales	39.7%	39.0%	44.4%	41.1%

The Company’s selling, general and administrative expenses as a percentage of net sales were 38.2% and 42.4% for the three and nine months ended September 30, 2025 as compared to 38.9% and 41.8% for the three and nine months ended September 30, 2024. The decrease in the quarter was driven by the phasing of promotional and advertising activities. The increase in the first three quarters of the year was largely driven by increased overall spending on promotional and advertising activities and increased employee related costs, as well as negative foreign exchange impacts.

For European based operations, selling, general and administrative expenses increased 1.5% and 4.9% for the three and nine months ended September 30, 2025, respectively as compared to the corresponding periods of the prior year, and represented 37.2% and 41.1% of net sales for the three and nine months ended September 30, 2025, as compared to 38.3% and 41.5% for the three and nine months ended September 30, 2024.  A significant portion of our expense in European based operations are denominated in euros, resulting in costs as reported in USD. The decrease in selling, general and administrative expenses as a percentage of net sales in the third quarter and first nine months of the year was driven by the expiration of the 2022 free-share plan and distribution of shares in France in the second quarter resulting in the decrease in stock compensation amortization. For United States based operations, selling, general and administrative expenses decreased 4.4% and 2.3% for the three and nine months ended September 30, 2025 as compared to the corresponding periods of the prior year, and represented 39.7% and 44.4% of net sales for the three and nine months ended September 30, 2025, as compared to 39.0% and 41.1% for the three and nine months ended September 30, 2024. The increase in selling, general and administrative expenses as a percentage of net sales was largely driven by lower sales in 2025 with the discontinuation of Dunhill in 2024.

Promotion and advertising included in selling, general and administrative expenses aggregated $65.5 million and $185.9 million for the three and nine months ended September 30, 2025, respectively, as compared to $66.8 million and $181.5 million for the corresponding periods of the prior year and represented 15.3% and 16.9% of net sales for the three and nine months ended September 30, 2025, respectively, as compared to 15.7% and 16.6% for the corresponding periods of the prior year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We are also investing in line with anticipated sell out by our retailers, which we believe are higher than our reported sales. We believe that our promotion and advertising efforts have a beneficial effect on sales. As such, the Company is focused on increasing promotional and advertising spending to support the continued success of our brands. Long term, we continue to anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales.

INTERPARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $34.7 million and $90.5 million for the three and nine months ended September 30, 2025, respectively, as compared to $34.0 million and $88.2 million for the corresponding periods of the prior year. Royalty expense represented 8.1% and 8.2% of net sales for both the three and nine months ended September 30, 2025 as compared to 8.0% and 8.1% of net sales for the corresponding periods of the prior year. This increase was primarily driven by unfavorable brand mix.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 25.3% and 22.0% for the three and nine months ended September 30, 2025, respectively, as compared to 25.0% and 21.9% for the corresponding period of the prior year.

Other Income and Expense

Overall, other income and expense for the nine months ended September 30, 2025, was a loss of $7.7 million as compared to a loss of $7.1 million in the corresponding prior year period. One of the main drivers is the impact of our gains and losses on foreign currency where we recognized a loss of $4.6 million in the first nine months of 2025 compared to $3.1 million in the first nine months of 2024. Another driver of this change is the impact of our gains and losses on marketable securities where we recorded a loss of $2.5 million in the first nine months of 2025 and a loss of $0.8 million in the first nine months of 2024. Changes in interest expense and interest income were favorable year-over-year with net interest expense of $1.8 million during the nine months ended September 30, 2025 as compared to a net interest expense of $2.9 million in the prior year period.

Interest expense is primarily related to the financing of brand and licensing acquisitions, as well as our headquarters in Paris. Long-term debt including current maturities aggregated $196.9 million and $157.3 million as of September 30, 2025 and December 31, 2024, respectively. Interest expense was $5.1 million in the nine months ended September 30, 2025 compared to $5.3 million in the prior year period.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Approximately 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in the three and nine months ended September 30, 2025 and 2024.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments and realized and unrealized gains and losses on marketable equity securities. Interest income was $4.4 million in the nine months ended September 30, 2025 compared to $2.7 million in the prior year period.

Income Taxes

Our consolidated effective tax rate was 23.5% and 23.7% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for European based operations was 24.4% and 25.0% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in taxes resulted from a $3 million favorable outcome to our mutual agreement procedure between the French and United States tax authorities in which we were able to reclaim the tax assessment paid in France in 2023. The gain was offset by a $1 million one-time tax assessment included in the tax expense as a result of a tax audit conducted for the 2022 and 2023 tax years. The effective tax rate for United States based operations was 20.0% for the nine months ended September 30, 2025, as compared to 19.8% for the corresponding period of the prior year. Our effective tax rate for United States based operations differs from the 21% statutory rate in the United States as it is a blended rate across multiple jurisdictions, and takes into account benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign derived intangible income, slightly offset by state and local taxes. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2025	2024	2025	2024

Net income attributable to European based operations	$63,726	$54,445	$144,590	$132,572
Net income attributable to United States based operations	20,823	24,263	39,046	49,015
Eliminations	(1,270)	(1,873)	(3,757)	(4,851)
Net income	83,279	76,835	179,879	176,736
Less: Net income attributable to the noncontrolling interest	17,470	14,576	39,590	36,606
Net income attributable to Interparfums, Inc.	$65,809	$62,259	$140,289	$140,130

Net income attributable to Interparfums, Inc. was $65.8 million and $140.3 million for the three and nine months ended September 30, 2025, respectively, as compared to $62.3 million and $140.1 million for the corresponding period of the prior year.

Net income attributable to European based operations was $63.7 million and $144.6 million for the three and nine months ended September 30, 2025, as compared to $54.4 million and $132.6 million for the corresponding periods of the prior year, while net income attributable to United States based operations was $20.8 million and $39.0 million the three and nine months ended September 30, 2025, as compared to $24.3 million and $49.0 million the corresponding periods of the prior year. The significant fluctuations in net income for both European based operations and United States based operations are directly related to the previous discussions pertaining to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company, as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 28% of European based operations net income for both the nine months ended September 30, 2025 and 2024. Net profit margins attributable to Interparfums, Inc. for the nine months ended September 30, 2025 and 2024 aggregated 12.7% and 12.8%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of September 30, 2025, we had $187.9 million in cash, cash equivalents and short-term investments, the majority of which are held in euros by our European based operations and is readily convertible into U.S. dollars. We have not experienced any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of September 30, 2025, working capital aggregated $688.0 million. Approximately 77% of the Company’s total assets are held by European based operations, and approximately $294.4 million of trademarks, licenses and other intangible assets are also held by European based operations.

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

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In July 2025, our 72% owned French subsidiary, Interparfums SA, signed an exclusive fragrance license agreement with Longchamp running through December 31, 2036. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The first launch is expected in 2027. In June 2025, our 72% owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Maison Goutal held by Amorepacific Europe, which is operating the Goutal brand under an existing license agreement that expires on December 31, 2025, when Interparfums SA will begin commercial use of the fragrance brand. Additionally, in June 2025, we renewed the Coach license agreement for an additional five-year term, extending the license through June 30, 2031.

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

In December 2022, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Lacoste brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect, and products began shipping in January 2024.

Cash provided by operating activities aggregated $68.4 million for the nine months ended September 30, 2025 compared to $49.7 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, working capital items used $133.9 million in cash from operating activities, as compared to $147.0 million in the 2024 period. From a cash flow perspective, accounts receivables are up 23% from year end 2024. The balance is reasonable based on third quarter 2025 sales levels and seasonality of the business. Days' sales outstanding increased to 89 days, up from 83 days in the corresponding period of the prior year, driven by changes in our channel mix. Despite the increase, we are still seeing strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels as of September 30, 2025 decreased 5% from year end 2024 as we continue to drive inventory efficiencies. We are doing this by increasing conversion of raw materials into finished goods, resulting in finished goods making up 68% of our inventory levels at September 30, 2025 as compared to 63% at September 30, 2024.

Cash flows provided by investing activities in 2025 are comprised of the net effect of purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than six months, marketable equity securities and other contracts. At September 30, 2025, approximately $2.3 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

These proceeds were offset by the payment for capital expenditures during the year. In March 2025, the Company paid approximately $19.7 million for the purchase of the Goutal trademark. Additionally, during the second and third quarters the Company purchased approximately $18.2 million of additional property in Paris attached to its French headquarters.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, we typically spend approximately $5 million on tools and molds, depending on our new product development calendar. Capital expenditures also include amounts for office fixtures, computer equipment, and industrial equipment needed at our distribution centers.

Cash flows used in financing activities in 2025 reflect issuances and repayments of debt to institutional lenders and payment of dividends to stockholders.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2025, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2025 consist of $70.0 million unsecured revolving lines of credit provided by a consortium of domestic commercial banks and approximately $9.4 million (€8 million) in credit lines provided by a consortium of international financial institutions. There was $9.4 million of short-term borrowings outstanding pursuant to these facilities as of September 30, 2025 and $9.0 million outstanding as of September 30, 2024.

In February 2024, the Board of Directors authorized an annual dividend of $3.00 per share. In February 2025, the Board of Directors further increased the annual dividend to $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on December 31, 2025, to shareholders of record on December 15, 2025.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the United States and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2025; however, we have already started to see the impacts of tariffs on our cost structure and have adjusted our pricing accordingly, as such, we anticipate potential inflationary impacts in the last quarter of 2025 and beyond as our suppliers potentially adjust their pricing as well.

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

At September 30, 2025, we had foreign currency contracts in the form of forward exchange contracts of approximately USD $60 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Please see Item 9A. Controls and Procedures, “Evaluation of Disclosure Controls and Procedures” and “Remediation Plan,” as contained in our 2024 annual report on Form 10-K as filed with the SEC (“2024 Annual Report”), which are incorporated by reference in this quarterly report. As stated in our 2024 Annual Report, we believe that the actions set forth under “Remediation Plan,” will collectively remediate the material weaknesses identified.  However, our material weaknesses will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate. The above disclosure is applicable to the evaluation of our disclosure controls and procedures for this third quarter of 2025.

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

Interparfums, Inc. Purchase of Common Stock
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1-31	0	n/a	0	240,000 shares
August 1-31	0	n/a	0	240,000 shares
September 1-30	52,872	$102.67	52,872	187,128 shares
Total	52,872	n/a	52,872	187,128 shares

Item 5. Other Information

Item (c). During the third quarter of 2025, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of November 2025.

INTERPARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer