Form 10-K
period 2025-12-31
INTERPARFUMS INC
filed 2026-03-10
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,384,600,367 of voting equity and $0 of non-voting equity.

Indicate the number of shares outstanding of the registrant’s $.001 par value common stock as of the close of business on the latest practicable date March 10, 2026: 32,071,785.

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

Our consolidated majority owned subsidiary, Interparfums SA, maintains executive offices at 10 rue de Solférino, 75007 Paris, France. Our telephone number in Paris is 331.5377.0000. Interparfums SA also has wholly owned subsidiaries as follows:

Country	Subsidiary	Function
USA	Interparfums Luxury Brands, Inc.	Distribution of prestige brands in the United States
Republic of Singapore	Interparfums Asia Pacific Pte., Ltd.	Sales and marketing office
South Korea	Interparfums Korea Co., Ltd.	Distribution of prestige brands in the South Korea

Interparfums SA is also the majority owner of Parfums Rochas Spain, SL, a Spanish limited liability company, which specializes in the distribution of Rochas fragrances. In addition, Interparfums SA holds a 25% interest in Divabox SAS, a toiletries, cosmetics, and perfumes distributor in France.

Two Publicly Held Companies

Our common stock is listed on The Nasdaq Global Select Market under the trading symbol “IPAR,” and the common shares of our subsidiary, Interparfums SA, are traded on the Euronext exchange under the symbol “ITP.”

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

As with any business, many aspects of our operations are subject to influences outside our control. We believe we have a strong brand portfolio with global reach and potential. As part of our strategy, we plan to continue to make investments in fast-growing markets and channels to grow market share. We discuss in greater detail risk factors relating to our business in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the reports that we file from time to time with the SEC.

European Based Operations

We produce and distribute our fragrance products primarily under license agreements with brand owners, and fragrance product sales through our European based operations represented approximately 68% of net sales for the year ended December 31, 2025. We have built a portfolio of prestige brands, which include Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Longchamp, Lanvin, Moncler, Montblanc, Off-White, Solférino and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world. In addition, in March 2025 Interparfums SA acquired all intellectual property rights relating to Goutal Paris held by Amorepacific Europe. Amorepacific Europe continued to operate the Goutal brand under an existing license agreement that expired on December 31, 2025, and Interparfums SA began commercial use of the fragrance brand on January 1, 2026.

United States Based Operations

Prestige brand fragrance products are also produced and marketed through our United States based operations and represented approximately 32% of net sales for the year ended December 31, 2025. These fragrance products are sold under trademarks owned by us or pursuant to license or other agreements with the owners of brands, which include Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanuel Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta, and Roberto Cavalli.

Recent Developments

Nautica

In January 2026, we entered into a 20-year license agreement for Nautica brand fragrances and fragrance related products, a subsidiary of the Authentic Brands Group. This license will become effective on the earlier of January 1, 2030 or the termination of the existing license agreement. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

David Beckham

In January 2026, we entered into a 20-year license agreement for David Beckham brand fragrances and fragrance related products, a subsidiary of the Authentic Brands Group. This license will become effective on the earlier of April 1, 2028 or the termination of the existing license agreement. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

GUESS

In 2018, GUESS?, Inc. and the Company signed an exclusive worldwide license agreement for the creation, the manufacturing and the distribution of fragrances under the GUESS brand until December 31, 2033. In December 2025, the license agreement was renewed for an additional 15 years, extending the license through December 31, 2048.

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

Goutal

In March 2025, we announced that our 72% owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Goutal Paris held by Amorepacific Europe. Amorepacific Europe operated the Goutal brand under an existing license agreement that expired on December 31, 2025, and Interparfums SA began commercial use of the fragrance brand on January 1, 2026.

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

Solférino

2025 marked the creation of Interparfums SA’s first proprietary brand Solférino, a collection of 10 niche fragrances developed by star perfumers and intended for the collector’s fragrance market, and the opening of Interparfums SA’s first boutique entirely dedicated to the brand at 310 Rue Saint-Honoré, a legendary address for Parisian luxury, along with an e-commerce site at https://solferino-paris.com/en. The launch of this new brand reflects the Company’s medium-term growth strategy in the extremely buoyant high-end fragrance market. The fragrance brand was also launched initially through an ultra-selective distribution channel

Off-White

In December 2024, Interparfums SA signed for all Off-White® brand names and registered trademarks for Class 3 fragrance and cosmetic products, subject to an existing license that expired on December 31, 2025, when Interparfums SA began commercial use of the fragrance brands. Founded in 2012 by the late designer Virgil Abloh, Off-White is known for its high-end streetwear influences and bold approach to youth luxury. When Virgil Abloh founded Off-White, he sought to establish a brand with a universal design language that was artistic, disruptive and a reflection of concepts explored in the realm of youth culture.

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

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business, we have recorded impairment charges totaling $9.2 million during 2021 and 2022 after management reviewed and agreed with an independent expert's conclusion that the fair value of the trademark was $11.2 million. In 2023, the Rochas teams underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to have this new structure operational beginning in 2024. In the fourth quarter of 2024, we again took a $4.0 million impairment charge on the Rochas fashion trademark after management reviewed and agreed with an independent expert's conclusion that the fair value of the trademark was $7.2 million. There were no impairment charges taken in 2025 and 2023.

Fragrance Products

General

We are the owner of the Rochas brand, the Goutal brand, which was subject to an existing license that expired on December 31, 2025, the Lanvin brand name and trademark for our class of trade, Off-White, which was also subject to an existing license that expired on December 31, 2025, and the proprietary brand Solférino, a collection of niche fragrances which we launched in 2025. In addition, we have built a portfolio of licensed prestige brands whereby we produce and distribute our prestige fragrance products under license agreements with brand owners. Under license agreements, we obtain the right to use the brand name, create new fragrances and packaging, determine positioning and distribution, and market and sell the licensed products, in exchange for the payment of royalties. Our rights under license agreements are also generally subject to certain minimum sales requirements and advertising expenditures as are customary in our industry.

As a percentage of net sales, product sales for the Company’s largest brands represented 77%, 76%, and 73% of sales in 2025, 2024, and 2023, respectively, with a split by brand as follows:

	Year Ended December 31,
	2025	2024	2023
Jimmy Choo	17%	17%	17%
Coach	15%	14%	15%
Montblanc	15%	15%	17%
GUESS	12%	12%	12%
Donna Karan/DKNY	7%	7%	7%
Lacoste	7%	6%	—%
Ferragamo	4%	5%	5%

In 2025 and 2024, Macy's, our top retail customer, accounted for approximately10% and 12% of net sales, respectively. No one customer represented 10% or more of net sales in 2023.

Our licenses expire on the following dates:

Brand Name	Expiration Date
Abercrombie & Fitch	March 14, 2028
Anna Sui	December 31, 2026, plus one 5-year optional term
Boucheron	December 31, 2027 for the main existing lines
Coach	June 30, 2031
David Beckham	December 31, 2047
Donna Karan/DKNY	December 31, 2032, plus a 5-year optional term if certain sales targets are met
Emanuel Ungaro	December 31, 2031, plus a 5-year optional term if certain sales targets are met
Ferragamo	December 31, 2031, plus a 5-year optional term if certain sales targets are met
French Connection	December 31, 2027, plus a 10-year optional term if certain sales targets are met
Graff	December 31, 2026, plus 3 optional 3-year terms if certain sales targets are met
GUESS	December 31, 2048
Hollister	March 14, 2028
Jimmy Choo	December 31, 2031
Kate Spade	June 30, 2030
Karl Lagerfeld	October 31, 2032
Lacoste	December 31, 2038
Longchamp	December 31, 2036
MCM	December 31, 2030, plus 4 optional years
Moncler	December 31, 2026, plus a 5-year optional term if certain conditions are met
Montblanc	December 31, 2030
Nautica	December 31, 2049
Oscar de la Renta	December 31, 2031, plus a 5-year optional term if certain sales targets are met
Roberto Cavalli	December 31, 2029
Van Cleef & Arpels	December 31, 2033

In connection with the acquisition of the Lanvin brand names and trademarks for our class of trade, we granted the seller the right to repurchase the brand names and trademarks on July 1, 2027 for €70 million (approximately $82 million) in accordance with an amendment signed in 2021. In connection with such amendment, we also granted a license to the seller to develop and sell cosmetics other than fragrances.

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

In 2023, we announced our agreement to distribute Abercrombie & Fitch’s number one men's fragrance, Fierce, in selected markets. The first phase of the agreement, which became effective on September 1, 2023, covers Fierce distribution in certain major markets, including Europe, Mexico and Australia. The second phase, which was activated in February 2024, covers distribution in additional markets in Western Europe and Latin America. Later in 2024, we began distributing Fierce Pride. In March 2025, we expanded our Fierce distribution agreement to allow for a global distribution of the iconic Fierce fragrance line that either party may terminate on two year’s notice. Furthermore, our existing Abercrombie & Fitch and Hollister fragrance license agreement will expire on March 14, 2028. The goal of the updated Fierce distribution agreement is to drive, over time, more consistency between the products that are carried in the Abercrombie & Fitch stores and unaffiliated retailers. In 2025, we introduced a new fragrance duo, 100% Passion, and the Fierce Reserve extension.

Anna Sui— In 2011, we entered into an exclusive worldwide fragrance license to create, produce and distribute fragrances and fragrance related products under the Anna Sui brand. The Anna Sui brand is mostly popular in Asia. Over the past decade, we have worked in partnership with Anna Sui and her creative team to build upon the brand’s customer appeal and develop and market a family of fragrances including Fantasia, Sui Dreams, Sky, and Sundae. In 2024, we introduced a new flanker within the Fantasia fragrance family and launched Wild Wonder, a new four-scent fragrance collection. In 2025, we introduced Sundae Neon Twist, the newest scent within the Sundae fragrance family.

Boucheron— In 2010, we entered into an exclusive 15-year worldwide license agreement for the creation, development and distribution of fragrances and fragrance related products under the Boucheron brand, which was extended until December 31, 2027 for its main lines. For over a century, since becoming the first jeweler to open a boutique on Place Vendôme in 1893, Boucheron has embodied very high-end creation, luxury and French know-how. The mysterious and seductive collection of Boucheron fragrances unquestionably continues this prestigious line of creations.

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

In 2016, we launched our first Coach fragrance, a women’s signature scent, and in 2017, a men’s scent, both of which became and remain top selling prestige fragrances, leading the brand to become the second largest in our portfolio. Subsequent extensions have magnified the Coach fragrance enterprise as have entirely new collections, including Coach Dreams which debuted in early 2020, and its sister scents, Dreams Sunset and Dreams Moonlight, as well as Coach Wild Rose and Coach Open Road. In 2025 we further enriched the men’s and women’s lines with two new fragrances: Coach Eau De Parfum for men which featured NBA superstar Jayson Tatum as the new face of Coach fragrances, and Coach Gold for women which starred actress Storm Reid as brand ambassador. We have plans to launch new extensions in 2026. Coach is part of the Tapestry house of brands.

David Beckham - In January 2026 we entered into an exclusive, 20-year worldwide license agreement with David Beckham for the creation, development, production, and distribution of fragrances under the David Beckham brand. This agreement further strengthens our relationship with Authentic Brands Group (“Authentic”), the company who co-owns and manages the David Beckham brand. Together, we will blend Beckham’s entrepreneurial influence with our fragrance expertise to inspire a richer world of style and self-expression through scent. Guided by our dedication to quality, innovation, and craftsmanship, we will strengthen the global presence of Beckham’s existing fragrance lines and plan to unveil a new signature fragrance by the end of 2029.

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

The most notable fragrances for the fashion house duo include Donna Karan Cashmere Mist and DKNY Be Delicious. Upon joining our portfolio in July 2022, these brands now rank among our largest. We have since expanded the fragrance lineup with the 2024 launches of the Donna Karan Cashmere Collection and debut of DKNY 24/7, our first blockbuster fragrance with the fashion house. In 2025 we released several new fragrances across the Donna Karan and DKNY lines including: Donna Karan Cashmere & Vanilla Essence, DKNY Be Delicious Ice Pop collection, and DKNY 24/7 Rush and 24/7 Electric. Several new captivating extensions and collections are slated for 2026. Donna Karan and DKNY are part of the G-III house of brands.

Emanuel Ungaro— In October 2021, we entered into a 10-year exclusive global licensing agreement with Emanuel Ungaro for the creation, development and distribution of fragrances and fragrance related products, under the Emanuel Ungaro brand. Founded in 1965 in Paris, the house of Emanuel Ungaro is an icon of French refinement and haute couture. Its unique style is expressed through unquestioning sensuality, purity of silhouette, flamboyant prints, and exquisite attention to detail. Season after season, Emanuel Ungaro dared to be different, combining unexpected yet sensual clashes of bright colors and prints with beautiful draping.

Emanuel Ungaro fragrances uphold the same values of audacity and elegance. The brand is best known internationally, and such presence will remain our sales focus as we continue to produce and distribute the brand’s legacy scents, notably Diva that we strengthened with the introduction of Diva Rouge in 2023. In 2025, we launched Cosmic Moon, the first extension from the Cosmic pillar that we first introduced in 2024. We are planning to further enrich the brand with additional scents in 2026.

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

Established scents in the Ferragamo portfolio include Ferragamo, a collection of fragrances for men, Signoria, a collection of fragrances for women, the Amo series and the Uomo series, which  have  been further enhanced through the introduction of new fragrances. In 2025 we released our first blockbuster fragrance with the fashion house, Fiamma, and an extension for the Ferragamo family, Sublime Leather. Several new extensions are in the works for 2026.

Goutal — In March 2025, we acquired all intellectual property rights relating to Goutal Paris held by Amorepacific Europe.

Annick Goutal is a French haute parfumerie house founded on poetry, emotion, and craftsmanship. Inspired by nature, memories, and personal stories, the brand creates refined, expressive fragrances using high-quality raw materials and artisanal know-how. Guided by authenticity, elegance, and creativity, Annick Goutal perfumes favor sincerity over trends, celebrating individuality and timeless beauty. Each creation reflects a delicate balance between artistic freedom and French perfumery tradition, offering intimate, evocative scents with enduring emotional resonance. The brand works exclusively with high-quality raw materials, combining natural ingredients into creative olfactory combinations.

We plan to use 2026 to relaunch the existing Goutal Paris fragrance lines which include resumption of distribution, shops, and to develop and prepare new launches in 2027.

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

GUESS— In 2018, we entered into an exclusive, 15-year worldwide license agreement with GUESS?, Inc. for the creation, development and distribution of fragrances under the GUESS brand, which we recently extended until December 31, 2048.

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

Since joining our portfolio, we have introduced several new blockbuster scents, including Bella Vita, and Uomo, and Iconic, and have built on the Seductive pillar. In 2025 we launched several new extensions across the brand’s fragrance families including Seductive Dream, La Mia Bella Vita, and most notably Iconic for men, further building upon the successful women’s Iconic fragrance. In 2026, we plan to launch several new innovative extensions

Hollister— In 2014, we entered into a worldwide license to create, produce and distribute new fragrances and fragrance related products under the Hollister brand name. We distribute these fragrances in specialty stores, department stores and duty free shops.

The quintessential apparel brand of the global teen consumer, Hollister's clothes are made for capturing moments, creating memories, and being unapologetically you.

In 2016, we launched our first men’s and women’s fragrance duo, Wave, which led to several extensions, as did subsequent fragrance families Festival, Canyon Escape, and Feelin’ Good In accordance with our agreement with Abercrombie & Fitch Co., the existing Hollister fragrance license agreement will expire on March 14, 2028.

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

Jimmy Choo has grown to become our largest brand with new pillars and extensions debuting regularly, both for men and women. Established fragrance collections, including Jimmy Choo, Jimmy Choo Man, and Jimmy Choo I Want Choo continue to see international success. In 2025 we further elevated both men’s and women’s lines with two new extensions: Jimmy Choo Man Extreme and Jimmy Choo I Want Choo With Love. In 2026 we are set to roll out new extensions to advance the ongoing growth of the brand.

Karl Lagerfeld— In 2012, we entered into a 20-year worldwide license agreement with Karl Lagerfeld B.V., the internationally renowned haute couture fashion house, to create, produce and distribute fragrances under the Karl Lagerfeld brand.

Under the creative direction of the late Karl Lagerfeld, one of the world’s most influential and iconic designers, the Lagerfeld Portfolio represents a modern approach to distribution, an innovative digital strategy and a global 360 degree vision that reflect the designer’s own style and soul. Karl Lagerfeld created the first fragrance that bears his name in 1978, and that legacy has expanded to include several growing multi-scent collections, Les Parfums Matières, and more recently, Karl Cities, a new collection featuring entries for New York, Paris, Hamburg, Tokyo and Vienna was unveiled.

Since joining our portfolio, we have expanded the legacy fragrance families with new extensions, and have also launched the blockbuster fragrance Rouge as well as Ikonik, with its bottle design inspired by the late Karl Lagerfeld himself. In 2025 we launched two separate dual gender duos: Karl Lagerfeld Jeans Urban Pink and Urban Blue, and the two newest scents within the  Les Parfums Matières family, Bois De Santal and Fleur d’Iris. In 2026 we plan to launch two new fragrance duos for existing fragrance lines.

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

Our first original scent, Kate Spade New York, debuted in January 2021. We have continued to enrich the collection with extensions, including Kate Spade Sparkle, Kate Spade Cherie, as well as two new fragrances in 2025 − Chérie Je T’aime and Kate Spade New York Pop.

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

The Lacoste license took effect in January 2024, and we developed go-forward strategies, curated the collection, and produced entirely new fresh goods during the year. In 2024, we recreated Lacoste Original, the brand’s first men’s line and introduced the L.12.12 fragrance line. In 2025, we enriched the Original line with a new men’s fragrance, Original Parfum, and the line’s first women’s fragrance, Original Femme. We also launched a new L.12.12 dual gender duo, Silver Rose and Silver Grey. In 2026, we will further expand the Lacoste fragrance lines with additional extensions, leveraging the strong foundation we’ve built in our first two years overseeing the brand. Sales of Lacoste fragrances exceeded our internal estimates and passed the $100 million in 2025.

Lanvin— In 2007, we acquired the worldwide rights to the Lanvin brand names and international trademarks listed in Class 3, our class of trade. A synonym of luxury and elegance, the Lanvin fashion house, founded in 1889 by Jeanne Lanvin, expanded into fragrances in the 1920s.

Lanvin fragrances occupy an important position in the selective distribution market in France, Eastern Europe and Asia, and we have several lines currently in distribution, including Éclat d’Arpège, Lanvin L’Homme, Jeanne Lanvin, Modern Princess, A Girl in Capri, and Les Fleurs de Lanvin. Two new initiatives are planned in late 2026 and early 2028.

Longchamp—In July 2025, we signed an exclusive license agreement with Longchamp, through December 31, 2036. Interparfums SA will be responsible for the creation, development, production and distribution of fragrance lines in Longchamp-brand points of sale and selective distribution channels. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Longchamp is a French luxury brand founded in 1948, renowned for its craftsmanship, authenticity, and modern creativity. Family-owned, the Maison blends heritage savoir‑faire with innovation, offering leather goods, accessories, and ready‑to‑wear designed for active, elegant lifestyles. Longchamp values sustainability, durability, and timeless design. Its distribution combines a strong global retail network of boutiques, a selective wholesale presence, and a robust e‑commerce platform, ensuring both exclusivity and accessibility worldwide.

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

Following through on our plan to develop extraordinary fragrances that capture the creative spirit of MCM, our first new fragrance, MCM, was released in 2021. In 2023, we debuted our first ever men’s scent, MCM Onyx, inspired by the brands beloved bags and later enriched the fragrance line with MCM Crush, MCM Diamonds, and the limited addition MCM fragrance encrusted with Swarovski crystals. In 2025 we launched a brand new six-scent collection, MCM Collection, inspired by the brands iconic animals. In 2026, we’ll debut new extensions designed to energize and expand the brand.

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

Montblanc has achieved a world-renowned position in the luxury-based operations and has become a purveyor of exclusive products, which reflect today’s exacting demands for timeless design, tradition and master craftsmanship. Through its leadership positions in writing instruments, watches and leather goods, promising growth outlook in women’s jewelry, international retail footprint through its network of more than 600 boutiques, high standards of product design and quality, Montblanc has grown to be our third largest fragrance brand.

In 2011, we launched our first new Montblanc fragrance, Legend, which quickly became our best-selling men’s line and has given rise to a plethora of extensions including Legend Night, Legend Spirit, Legend Red, and most recently the 2024 launch of Legend Blue. In 2014, we launched our second men’s line, Emblem and like its predecessor, Emblem gave rise to brand extensions. In 2019, we unveiled Montblanc Explorer, which has added numerous flankers including Ultra Blue and Platinum. In 2020, we introduced the women’s line, Signature. In 2024 we introduced the four-scent Montblanc Collection, and award winning singer and songwriter, John Legend, became the new ambassador of the Legend fragrance franchise. In 2025 we launched new men’s and women’s fragrances including the Montblanc Explorer extension, Explorer Extreme, the Montblanc Collection extension, Star Oud, and Signature extension, Elixir. In 2026, we plan to introduce new extensions that reflect and reinforce the brand’s established vibrancy.

Nautica— In January 2026, we entered into an exclusive, 20-year worldwide license agreement with global lifestyle brand Nautica for the creation, development, production, and distribution of fragrances under the Nautica brand name. Nautica is world-renowned for bringing the inspiration of the sea to everyday style.  We are thrilled to collaborate with this global lifestyle brand to enrich their existing portfolio and develop new fragrances that channel the maritime spirit in a modern and accessible manner. We estimate that total annual sales of the Nautica fragrance portfolio will exceed $70 million in the first years under our management. Interparfums will assume full global responsibility for Nautica fragrances effective January 1, 2030.

Off-White— In December 2024, Interparfums SA signed for all Off-White brand names and registered trademarks for Class 3 fragrance and cosmetic products, subject to an existing license that expired on December 31, 2025. Founded in 2012 by the late designer Virgil Abloh, Off-White is known for its high-end streetwear influences and bold approach to youth luxury. When Virgil Abloh founded Off-White, he sought to establish a brand with a universal design language that was artistic, disruptive and a reflection of concepts explored in the realm of youth culture. Off-White blends the worlds of streetwear and luxury in a spirit of talent and inventiveness.

This is a tremendous opportunity for us considering the brand’s unique positioning, not to mention Virgil Abloh’s impressive creative legacy. This brand will help us explore new openings for fragrances in the luxury sector. We plan to use 2026 for the initial development of the brand's fragrances and currently expect the first launch to be in 2027.

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

After taking over distribution of the brand’s legacy fragrances in 2014, we introduced Extraordinary the following year. Oscar de la Renta Bella Blanca debuted in 2018, followed by Bella Rosa, Bella Essence, Bella Bouquet, and Bella Night. In 2021, we debuted an entirely new fragrance pillar, Alibi, Alibi Eau Sensuelle, and more recently the Alibi Pop three-scent collection. We launched an extension to the Bella franchise, Bella Soleil, in 2025. We plan to roll out new extensions in 2026.

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

We began shipping new freshly produced goods in February 2024.  In 2025, we introduced an exciting and diverse lineup of fragrances as well as hair and body mists. Launches in 2025 featured the Gold Collection extension, Tobaccomore, Paradiso extension, Paradiso Rosa, the striking three‑scent Marbleous sub-collection, the dual gender Just Cavalli Give Me Magic fragrance duo, and, at the forefront, the blockbuster debut of Roberto Cavalli Serpentine. In 2026, we plan to introduce new extensions that reflect and reinforce the brand’s established allure, supporting continued momentum.

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

Our first new fragrance for Rochas, Mademoiselle Rochas, had a successful launch in 2017 in its traditional markets of France and Spain. Over the next few years, we debuted extensions for legacy scents Eau de Rochas and Mademoiselle Rochas, plus others, and in 2018 we launched our first new men’s line, Rochas Moustache. Byzance and L’Homme Rochas debuted in early 2020 and Rochas Girl in 2021. We have added more extensions across these pillars in recent years including Eau de Rochas Citron Soleil, Rochas Girl Life, Eau de Rochas Orange Horizon, and Mademoiselle Rochas in Paris. In 2025, we launched the blockbuster fragrance, Rochas Audace, and added an extension to the Eau de Rochas line, Néroli Azur. New extensions across several of the brand’s lines are scheduled for release in 2026.

Solférino— 2025 marked the creation of the Interparfums SA’s first proprietary brand Solférino®, a collection of 10 niche fragrances developed by star perfumers and intended for the collector’s fragrance market, to be launched initially through an ultra-selective distribution channel. Our first boutique entirely dedicated to the brand opened to the public in September 2025, along with an e-commerce site. The launch of this new brand reflects the Company’s medium-term growth strategy in the extremely buoyant high-end fragrance market. With the Solférino collection, a proprietary brand under development for the past two years, we will boast a rich and unique universe perfectly suited to the high-end fragrance market. This represents a first strategic step in the implementation of a new focus on a market that has exhibited sustained growth for several years. In 2026, we plan to add an 11th fragrance to the collection and will ramp up international distribution of the brand.

Van Cleef & Arpels— Our initial 12-year license agreement with Van Cleef & Arpels was signed in 2006. In 2018, we renewed our license agreement for an additional six years with Van Cleef & Arpels for the creation, development, and distribution of fragrance products through December 2024. In 2024, the license was renewed for a second time for an additional nine years through December 31, 2033.

Since its founding in 1896, Van Cleef & Arpels has often turned to nature as an inexhaustible source of inspiration. Enthralled by the constant metamorphoses of flora and fauna, the Maison creates pieces that echo the blooming of flowers and the lushness of gardens. Over the decades, the excellence and creativity of the High Jewelry Maison established its reputation across the world.

VanCleef & Arpels fragrances in current distribution include: First and Collection Extraordinaire. Sales of the Collection Extraordinaire line have experienced continued growth since its debut. We continue to introduce new additions to the Van Cleef & Arpels Collection Extraordinaire assortment annually, including Oud Blanc, Rêve de Matiere, and Patchouli Blanc and Precious Incense, and the latest scent launched in 2025, Moonlight Cherry. Van Cleef & Arpels is a French luxury jewelry company owned by Richemont Holdings Limited.

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

Continue to add new brands to our portfolio, through new licenses or acquisitions. Prestige brands are the core of our business, and we intend to add new prestige beauty brands to our portfolio. For over 40 years, we have built our portfolio of well-known prestige brands through acquisitions and new license agreements. We intend to further build on our success in prestige fragrances and pursue new licenses and acquire new brands to strengthen our position in the prestige beauty market. During 2022, we closed a transaction agreement with Lacoste, whereby an exclusive and worldwide license was granted to Interparfums SA for the production and distribution of Lacoste brand perfumes and cosmetics effective January 1, 2024. During 2023, we closed a transaction agreement with Roberto Cavalli, whereby an exclusive and worldwide license was granted for the production and distribution of Roberto Cavalli brand perfumes and fragrance related products. This license became effective in July 2023. In December 2024, Interparfums SA purchased all Off-White brand names and registered trademarks for Class 3 fragrance and cosmetic products, subject to an existing license that expired on December 31, 2025, when Interparfums SA began commercial use of the fragrance brands. In March 2025 our 72% owned French subsidiary, Interparfums SA, acquired the Goutal fragrance brand, and in July 2025 Interparfums SA signed an exclusive license agreement with Longchamp, a Parisian Maison, through December 31, 2036. In early 2026 we signed two license agreements for Nautica and David Beckham. As of December 31, 2025, we had cash, cash equivalents and short-term investments of approximately $295.2 million, which we believe should assist us in entering new brand licenses or outright acquisitions. We identify prestige brands that can be developed and marketed into full and varied product families and, with our technical knowledge and practical experience gained over time, take licensed brand names through all phases of concept, development, manufacturing, marketing and distribution.

Expand existing portfolio into new categories. We selectively broaden our product offering beyond the fragrance category and offer other fragrance related products and personal care products under some of our existing brands. We believe such product offerings meet customer needs, generate trial and further strengthen customer loyalty.

Continue to build a global distribution footprint. Our business is a global business, and we intend to continue to build our global distribution footprint. In order to adapt to changes in the environment and our business, in addition to our arrangements with third party distributors globally, we are operating distribution subsidiaries or divisions in the major markets of the United States, France, Italy, South Korea and Spain for distribution of prestige fragrances. We may look into future joint arrangements or acquire distribution companies within other key markets to distribute certain of our prestige brands. While building a global distribution footprint is part of our long-term strategy, we may need to make certain decisions based on the short-term needs of the business. We believe that in certain markets, vertical integration of our distribution network may be one of the keys to future growth of our Company, and ownership of such distribution should enable us to better serve our customers’ needs in local markets and adapt more quickly as situations may determine.

Production and Supply

The stages of the development and production process for all fragrances are as follows:

●	Simultaneous discussions with perfume designers and creators (includes analysis of esthetic and olfactory trends, target clientele and market communication approach)

●	Concept choice

●	Produce mock-ups for final acceptance of bottles and packaging

●	Receive bids from component suppliers (glass makers, plastic processors, printers, etc.) and packaging companies

●	Choose suppliers, including glass and mold development with the concerned component suppliers

●	Schedule production and packaging

●	Issue component purchase orders

●	Follow quality control procedures for incoming components; and

●	Follow packaging and inventory control procedures.

Suppliers who assist us with product development include, but are not limited to:

●	Independent perfumery design companies (Aesthete, Carré Basset, PI Design, Cent Degres)

●	Perfumers (IFF, Givaudan, Firmenich, Robertet, Takasago, Mane, Sozio, Synarome, Symrise) who create a fragrance consistent with our expectations and, that of the fragrance designers and creators

●	Fillers ( Voyant, CPFPI, Omega Packaging, Societe de Diffusion de Produits de Parfumerie, TSM Brands, ICR, Cosmint, Tatra, Arcade Beauty, Jacomo, Parfums Vabel, Cosmeurop, CCI Production, Edipar, MF Production Bains, SDPP Alcool, Fareva Poissy, MF Productions bains, Cosmopar, BPS60, BPS02, CPC, Biopack , SDPP Samur)

●	Bottle manufacturers ( Pochet du Courval, Verescence, Zignago Brosse, Vetro Brosse, Bormioli Luigi, Stoelzle Masnières, Heinz), caps (Qualipac, ALBEA, CMSI, Codiplas, Axilone Plastiques, LF Beauty, Texen Group, S.A.R.L. J3P SBG Packaging Group), pumps (Silgan Dispensing Systems Thomaston Corp, Aptar, Rexam) or boxes (Wauters, Autajon MMP, Group Toruneville, Pusterla, Nortier, Egisa, Verpack, Diamond Packaging, TPC Printing)

●	Logistics (MM Operations Srl, formerly known as DiFarco, Clarins, ADS and CEVA Logistics for storage, order preparation and shipment)

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

Interparfums, Inc., is using a multi-step process for ESG related activities and reporting. Following the work done in ESG by our French based subsidiary, Interparfums SA, in September 2022 we launched our United States ESG program for our subsidiaries, Interparfums, USA LLC in the United States and Interparfums, Italia Srl in Italy. Data regarding our regional sales offices in Geneva, Dubai and Hong Kong is in the process of being incorporated in the ESG strategy. We intend that the final step in our ESG reporting will be the combination of both ESG programs into a single cohesive report.

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

Additional detailed information on Interparfums, Inc.'s ESG efforts, including our ESG Reports, can be found on our Company's ESG Dashboard at https://www.interparfumsinc.com/esg. Additional information published by our French based subsidiary, Interparfums SA, including their ESG Reports can be found on their website at https://www.interparfums-finance.fr/en/csr-strategy/. References to our ESG Reports on these websites are hereby incorporated by reference to this Annual Report on Form 10-K.

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

As our business is a global one, we intend to continue to build our global distribution footprint. For the distribution of brands within our European based operations, we operate through our distribution subsidiaries or divisions in the major markets of the United States, France, Italy, South Korea and Spain, in addition to our arrangements with third party distributors globally. Our third party distributors vary in size depending on the number of competing brands they represent. This extensive and diverse network together with our own distribution subsidiaries provides us with a significant presence in over 120 countries around the world.

Approximately 50% of our European based prestige fragrance net sales are denominated in U.S. dollars. We address certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. We primarily enter into foreign currency forward exchange contracts to reduce the effects of fluctuating foreign currency exchange rates.

The business of our European based operations has become increasingly seasonal due to the timing of shipments by our distribution subsidiaries and divisions to their customers, which are weighted to the second half of the year.

For our United States based operations, we distribute products to retailers and distributors in the United States as well as internationally, including duty free and other travel-related retailers. We also utilize our in-house sales team to reach our third party distributors and customers outside the United States. In addition, the business of our United States based operations has become increasingly seasonal as shipments are weighted toward the second half of the year.

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

Product Liability

Our United States based operations maintain product liability coverage in an amount of $10.0 million, and our European based operations maintain product liability coverage in an amount of €25 million (approximately $29.4 million). Based upon our experience, we believe this coverage is adequate and covers substantially all of the exposure we may have with respect to our products. We have never been the subject of any material product liability claims.

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

Under various licenses and other agreements, we have the right to use certain registered trademarks throughout the world for fragrance products. These registered trademarks include:

●	Abercrombie & Fitch
●	Anna Sui
●	Boucheron
●	Coach
●	David Beckham (commencing in 2028)
●	Donna Karan/DKNY
●	Emanuel Ungaro
●	Ferragamo
●	French Connection
●	Graff
●	GUESS
●	Hollister
●	Jimmy Choo
●	Kate Spade
●	Karl Lagerfeld
●	Lacoste
●	Longchamp
●	MCM
●	Moncler
●	Montblanc
●	Nautica (commencing in 2030)
●	Oscar de la Renta
●	Roberto Cavalli
●	Van Cleef & Arpels

In addition, we are the registered owner of several trademarks for fragrance and beauty products, including:

●	Rochas
●	Lanvin (Class 3 only)
●	Off-White (Class 3 only)
●	Solférino
●	Goutal
●	Intimate
●	Tristar

Equity Investments

In June 2020, our Company and Divabox, owner of the Origines-parfums e-commerce platform for beauty products, signed a strategic agreement and equity investment pursuant to which we acquired 25% of Divabox capital for $14 million through a capital increase.

Human Capital

        General

As of December 31, 2025, we had 662 full-time employees worldwide. Of these, 377 are full-time employees of our European based operations and its subsidiaries, with 142 employees engaged in sales activities and 235 in other departments, including administrative, production and marketing activities. Our United States based operations, consisting of offices in the United States, Italy, Hong Kong, Switzerland, and Dubai, has 285 full-time employees, and of these, 123 are engaged in sales activities and 162 in administrative, production, and marketing activities. Other than for the employees of Interparfums Italia Srl, we do not have collective bargaining agreements relating to any of our employees, and we believe the collective bargaining agreement for our employees of Interparfums Italia Srl will not have a material adverse effect on our operations.

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

Offering a Workplace Free from Discrimination and Harassment, and Building a Workplace That Promotes Inclusion

At Interparfums, we've created a workplace where every individual's unique identity is celebrated as a source of collective strength. We share an unwavering commitment to fostering an environment where everyone can bring their whole selves to work with confidence and pride. Our approach to inclusion is recognized at the leadership level and throughout our whole organization. Ensuring that all employees feel safe and supported at work is a top priority. We require all US employees to participate in comprehensive anti-harassment training. For issues such as allegations of harassment or discrimination, our United States Employee Handbook outlines a grievance mechanism so that incidents are reported directly to employees’ supervisor or the Chief Human Resource Officer. Supervisors are required to notify the Human Resources Department immediately upon receiving any reports of harassment, and we prohibit any form of retaliation against employees for filing good faith complaints under our policy.

Recruitment and Onboarding

We welcome new employees through a structured onboarding process to ensure that they seamlessly integrate into the Interparfums workplace and culture. Our goal is to provide a warm and welcoming environment from our employees’ very first day.

              Our buddy program pairs tenured employees with new hires to welcome them and facilitate the onboarding process during their first three months. This role is intended to supplement employees’ managers to help grasp our ways of working and workplace culture.

In Italy, our employee onboarding process includes a welcome day with training on company history and values, cross-functional team meetings, and a new employee team dinner.

We also have an onboarding program in the United States, which includes departments across the organization, gain insight into how our fragrances are created, and develop a strong understanding of our culture, values, and ways of working. Designed to support connection and engagement, these sessions help set our employees up for long-term success.

Newcomer’s Week also creates space for open dialogue, knowledge sharing, and relationship building, reinforcing our commitment to collaboration and a strong sense of belonging from day one.

Beyond onboarding, we continue to foster a sense of collaboration and innovation among our employees with our annual seminars for all global employees. This provides a platform for our employees to present a comprehensive perspective on our brands, products, and marketing strategies to facilitate greater alignment across the company.

Career and Talent Development

Our greatest asset, and the key to our success, is our people. Our employees come to Interparfums to build legacies, not just careers. This is exemplified by our executive leadership team, many of whom have shaped our journey for decades. Newer leaders, such as our Chief Financial Officer and Chief Human Resources Officer, have also integrated into our longstanding culture and have contributed greatly to our success. For new employees, our Human Resources team created a new employee welcome guide to provide support resources for new hires at multiple stages of their first year of employment with Interparfums. We continue to support our employees with a performance management program, which is initiated by our Human Resources Office and owned by the employees themselves. This program is designed to drive individual performance and organizational effectiveness by aligning individual and company objectives. Employees set their business and career development goals, so they are empowered to take advantage of professional advancement possibilities. By integrating individual goals, continuous feedback, and career development milestones, we are nurturing careers that will drive our success.

Finally, we emphasize our core values of entrepreneurship, creativity, and passion by bringing together experienced team members with institutional knowledge alongside newer hires with fresh perspectives. To recognize employee tenure, we introduced an Employee Anniversary Program to acknowledge employees who have been with us for 3, 5, 10, 15, 20, or 25 and more years. Employees reaching these milestones receive recognition and are invited to join CEO Jean and the Leadership Team for a celebratory lunch or toast.

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

Our goal is to build a culture where our employees feel included, engaged, and motivated. To learn about what drives our employees and to understand their priorities, we issued two companywide Engagement Surveys in 2025. These surveys give us critical insights into the needs of our employees. Based on the results, our HR team was able to design People & Talent initiatives with a focus on onboarding, performance, internal communications, and company culture. The results of these surveys were also shared with employees during Town Hall meetings to facilitate a deeper conversation. These presentations give employees the opportunity to present Company performance results, function updates, share wins and successes, and provide a forum for Q&A.

Our employee engagement is not just led from the top; employees are also offered opportunities to participate in internal engagement programs like our Holiday Party Committee. To celebrate our employees, the Holiday Party Committee participated in a popular initiative where employees could be nominated for awards to be announced at our end of year holiday gathering. Awards were presented to employees voted “Ace of Spades”, “Club of Consistency”, “Heart of Gold”, “Jack of Innovation”, “Wildcard Wonder “, based on our “Casino” party theme.

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

Compensation and Benefits

Interparfums provides employees with a number of competitive financial and non-financial benefits. Our full-time US-based employees are provided an increasingly attractive employment package including Medical, Dental, Vision, basic and voluntary Life Insurance, AD&D Short-term and Long-Term Disability, a 401(k) program (plus company match), parental leave, and commuter benefits.

For our Italian operations, some of the benefits are required by law, such as health insurance for employees and family coverage, supplementary voluntary severance scheme, parental leave, study leave and paid time off. A welfare plan is provided for employees in Italy that each employee can use through a dedicated platform that comprises a broad range of benefits and services (transport and mobility, education, health, culture and leisure time, supplementary pension, fringe benefit). Ten paid hours per year are allocated for medical appointments. Lunch vouchers per day worked are given to cover lunch expenses. Depending on the position, specific categories of employees are entitled to a company mobile phone and unlimited internet access.

In our New York office, Fridays are work-from-home, with reduced “Summer Fridays” working hours between Memorial Day and Labor Day weekend. In Italy, we implemented remote working two days per week with flexible working hours throughout the week.

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

We are also doing our part to facilitate sustainability initiatives within our office. As part of our New York office’s Earth Day celebration, we circulated updated resources on our in-office recycling program. The New York office also continued its recycling initiative with color-coded bins and printed sorting instructions to facilitate the appropriate disposal of everyday items. Our Italy office also maintains an office recycling program.

              Our Information Technology ("IT") department coordinated two partnerships to facilitate the return and responsible disposal of electronics. The first was with Regentech USA, a computer recycling company, to recycle unused electronics. The second was Computer 4 People, a nonprofit that seeks to refurbish donated electronic devices and provide opportunities to individuals and communities to thrive in the digital age. These partnerships help us act as responsible citizens and find the best pathways for our unused or unneeded electronics.

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

Employee Support

In 2025, Interparfums conducted an employee engagement survey across France and its subsidiaries. The participation rate reached 82.5%, while the employee recommendation rate stood at 91.4%, reflecting a very high level of engagement and an improvement compared to the 2023 survey.

Several initiatives were implemented during the year to enhance employee well‑being, including the installation of smart fridges to provide access to healthy, seasonal, and affordable food. Internal communication was also strengthened through the regular publication of newsletters.

In addition, Interparfums was ranked second among the top five companies in its sector in ChooseMyCompany’s HappyIndex®AtWork ranking. This recognition, based entirely on employee feedback covering criteria such as professional development, working environment, management, recognition, purpose, and sustainability, highlights the Group’s continued commitment to fostering a positive and motivating workplace aligned with its values.

The next employee engagement survey is scheduled for early 2027.

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

In accordance with French legislation, a profit‑sharing agreement has been in place since 2001. Additionally, a significant gross amount of €4.35 million (€5.2 million including social charges) was distributed to employees during the first quarter of 2025 related to a performance-based free share plan granted to employees which was implemented in 2022. A new performance-based free share plan was implemented in December 2025 which an expected payout upon vesting in March 2029.

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

Social Dialogue

For employees working in France, elections for staff representative organizations are held every four years, as required by law. The Social and Economic Committee (“CSE”) was renewed in June 2023. It consists of three management staff members, including a designated harassment officer. The CSE meets once a month to be informed and consulted on strategic and organizational issues that have an impact on the employees. Following the return of the CSE in June 2023, the "Health and Safety at Work" committee was re-established as a continuation of the previous Hygiene, Safety and Work Conditions Committee. The committee is made up of two non-managerial staff and usually meets once a quarter. An employee designated as responsible for health, safety and working conditions has been appointed internally. A number of employees trained in first aid are trained every two years, and health advisers have also been appointed since the Covid pandemic started in 2020.

Health and Safety

In 2025, three work-related accidents were recorded with no sick leave. No occupational illnesses have been reported. As Interparfums has no production site, the risk of work-related accidents is not material. In addition, Interparfums SA’s operations do not create safety hazards.

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

Beginning in 2024 and continuing through 2025, Interparfums decided to support the Société des Amis des Musées d'Orsay et de l'Orangerie. These museums are ideally located next to Interparfums SA’s headquarters, and their programs should enable employees to broaden their knowledge, arouse their curiosity and even discover new sources of inspiration as part of a “cultural vacation”. Thanks to this partnership, they can discover the exhibitions and rich permanent collections of these two museums free of charge.

Additionally in 2025, Interparfums decided to support the Tara Ocean Foundation over a three‑year period. The scientific schooner Tara embarked on an 18‑month expedition to the Coral Triangle, a marine area located in the Asia‑Pacific region; to understand why and how certain corals are able to withstand global warming, and to help inform future conservation strategies.

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

On November 20, 2025, Interparfums had the opportunity to take part for the second time in DuoDay, a nationwide French initiative designed to help people with disabilities discover the corporate world. On this occasion, six duos were formed between participants and Interparfums employees, providing insight into our marketing, development, and sales roles. This initiative offered a meaningful opportunity to share our expertise while fostering greater awareness, challenging perceptions of disability, and helping to break down stereotypes.

Thanks to these awareness-raising campaigns and local support from the Human Resources teams, four employees have been recognized as disabled workers via the RQTH (Recognition as a Worker with a Disability). Interparfums SA also contributes indirectly to the employment of people with disabilities and fights exclusion and discrimination. In particular, it has chosen to work with a disability-friendly company for the packaging of its perfume boxes.

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

All of our rights relating to prestige fragrance brands, other than Off-White, Lanvin, Goutal and Rochas, are derived from licenses or other agreements from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses and other agreements on terms favorable to us. Each license or agreement is for a specific term and may have additional optional terms. Generally, each license is subject to us making required royalty payments (which are subject to certain minimums), minimum advertising and promotional expenditures and meeting minimum sales requirements. Other agreements are generally subject to meeting minimum sales requirements. Just as the loss of a license or other significant agreement may have a material adverse effect on us, a renewal on less favorable terms may also negatively impact us.

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

Risks Associated with Changes in International Trade Policies, Tariffs and Cross-Border Operations

The US government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has initiated or is considering the imposition of tariffs on certain foreign goods, including fragrances and fragrance related products. Changes in US trade policy could result in one or more of US trading partners adopting responsive trade policies making it more difficult or costly for us to export our products to those countries. As an example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China. However, a recent Supreme Court decision determined that the previously announced tariffs were not validly authorized, and a new global 15% tariff was instituted. Our business operations, financial condition, and results of operations could be significantly affected by these measures and the potential expansion of existing tariffs or implementation of new tariffs, trade restrictions, or retaliatory measures by China, Mexico, or Canada that could disrupt our established supply chain, increase costs of goods sold into the United States and this in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

The war between Russia and Ukraine, and the war with Iran or Iranian sponsored actors could adversely impact our business and financial results.

The war between Russia and Ukraine has negatively impacted our operations to a limited degree to date. However, the war with Iran or Iranian sponsored actors could impact our Company, which are difficult to predict due to the high level of uncertainty as to how they will or could evolve. Fuel supplies and supply chain cost increases, as well as retailers or consumers, could all be negatively impacted by these wars. Such negative impacts could have a material adverse effect on our net sales, earnings and cash flows.

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

We have identified material weaknesses in our internal control over financial reporting for the fiscal year ended December 31, 2025. If we are unable to remediate these material weaknesses or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report financial information.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate the remaining material weakness or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report financial information.

As disclosed in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting related to risk assessment, monitoring of controls, lack of documentation evidencing control operating effectiveness and information technology general controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2024.

During fiscal 2025, we implemented a number of remediation actions designed to strengthen our internal control environment, including enhancing our control environment and monitoring procedures, improving documentation and evidence of control operating effectiveness, strengthening information technology general controls, and implementing a formal enterprise-wide risk assessment process. Based on testing performed by management, we concluded that certain previously reported material weaknesses related to the control environment and information technology general controls were remediated as of December 31, 2025. However, a material weakness related to the design and implementation of our risk assessment process remains as of December 31, 2025.

We cannot be certain that the measures we have taken or may take in the future will be sufficient to remediate the remaining material weakness or prevent additional material weaknesses from occurring. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the remaining material weakness or any future material weaknesses in our internal control over financial reporting, our ability to record, process or report financial information accurately and to prepare financial statements in an accurate and timely manner could be adversely affected.

Any failure to maintain effective internal control over financial reporting could subject us to litigation or investigations, require management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements, and adversely impact the market price of our common stock.

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

Despite significant inflationary pressures that started during 2022 and continued into 2024, affecting many aspects of our business, especially increasing component costs and shipping, we were able to offset the effects of inflation during 2022 by increasing the prices of our products. Although inflation was a major factor in 2023 and continued to have impacts in 2024, we increased our sales prices to mitigate its impact to some degree in prior years and implemented cost saving efforts to mitigate these impacts in the current year. With the inflation moderating in 2025, we did increase our prices, predominately in the US, to partially offset the impact of tariffs. However, we may not be able to continue increasing our prices indefinitely without causing a reduction in the number of consumers with sufficient disposable income to buy certain of our fragrance products, which could have a material adverse effect on our business.

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

We have information technology systems (“IT Systems”) that support our business processes, including product development, production, marketing, order processing, sales, distribution, finance and intra-company communications. We also have Internet websites in the United States and Europe. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, hacking, attacks and similar events. Despite the implementation of network security measures, our systems may be vulnerable to computer viruses, hacking, attacks and similar disruptions from unauthorized tampering.

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

Our IT Systems require an ongoing commitment of significant resources to maintain, protect, and enhance to keep pace with continuing changes in technology, regulatory standards, and cyber threats, as well as new commercial opportunities. From time to time, we undertake significant information technology systems reviews, as well as projects, such as enterprise resource planning updates, modifications, integrations and rollouts. These projects may be subject to cost overruns and delays that may cause disruptions in our normal business operations. These cost overruns and delays as well as our reliance on third party contractors for certain software implementation, maintenance and upgrades for certain business and financial information could adversely affect our business and results of operations.

We have started using artificial intelligence (“AI”), and improper use by us or third parties could have an adverse impact on our brands, business and results of operations.

We have started using AI to assist in the development and marketing of our products. This evolving technology presents risks inherent in its use, including risks related to inaccuracies, bias, and infringement of intellectual property. In addition, the use of AI could potentially increase cybersecurity and data privacy risks, such as unintended access to and transmission of proprietary or sensitive information. These risks may become more pronounced as we increase our reliance on AI.

We cannot assure that our usage of AI will assist us in being more efficient in all cases. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our business. As AI is an emerging technology and new laws and regulations are being promulgated, and our obligation to comply with this evolving regulatory landscape could entail significant costs.

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

Item 2. Properties

United States Based Operations

We maintain our corporate headquarters and United States based operations in approximately 32,000 square feet with a term that expires on December 31, 2029, and have been at the same location in New York City since 1992. We also have a 140,000 square foot distribution center in New Jersey, and this lease expired on January 31, 2026 after which we entered into a month to month arrangement. In addition, we have entered into a 5 year Logistics Services Agreement with Ceva Air & Ocean USA Inc., and which may be terminated sooner by either party upon 90 days' notice. In October 2021 we leased office space in Florence, Italy for a 6-year term with an option for an additional 6 years for Interparfums Italia Srl, and office space in Paris, France. We also maintain a distribution center in Liscate, Italy. In 2023, we obtained a small, leased space for our new sales subsidiaries in Dubai and Switzerland, in addition to maintaining a leased sales office in Hong Kong.

 European Based Operations

Since March 2022, our European based operations have maintained their corporate headquarters at 10 rue de Solférino in the 7th arrondissement of Paris. This is an office complex combining three buildings connected by two inner courtyards and consists of approximately 40,000 total sq. ft. United States distribution operations for European based operations maintain their headquarters in New York City, with a lease that expires in May 2029. Since 2022, we also purchased several small apartments at 96 rue de l’Université, Paris adjacent to the main office complex and are converting them into additional offices. An office is located in Singapore for Asia-Pacific distribution and one in Madrid for PRS activities. A new office has been established in Seoul for the newly created Korean affiliate.

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

On July 1, 2025, the U.S. affiliate of Interparfums SA, Interparfums Luxury Brands, Inc., entered into a new warehousing services agreement with ADS (Advanced Distribution Systems, Inc), with a term extending through December 31, 2029.

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

Fiscal 2025	High Closing Price	Low Closing Price
Fourth Quarter	99.23	79.57
Third Quarter	138.55	98.38
Second Quarter	141.48	99.70
First Quarter	144.54	113.87

Fiscal 2024	High Closing Price	Low Closing Price
Fourth Quarter	139.92	118.08
Third Quarter	140.68	113.85
Second Quarter	138.31	109.63
First Quarter	155.12	133.33

As of March 6, 2026, the number of record holders, which include brokers and broker nominees, etc., of our common stock was 28. We believe there are approximately 62,500 beneficial owners of our common stock.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Interparfums, Inc., the NASDAQ Composite Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Inter Parfums, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

 Below is the list of the data points for each year that correspond to the lines on the above graph.

	12/20	12/21	12/22	12/23	12/24	12/25

Interparfums, Inc.	100.00	179.01	165.76	251.87	235.65	156.51
NASDAQ Composite	100.00	122.18	82.43	119.22	154.48	187.14
Peer Group	100.00	116.68	97.86	96.70	85.42	89.68

Dividends

In February 2024, our Board of Directors increased the annual dividend to $3.00 per share. In February 2025, our Board of Directors further increased the annual dividend to $3.20 per share, and in 2026 our Board of Directors maintained the annual dividend at $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on March 31, 2026 to shareholders of record on March 16, 2026.

Repurchase of Shares

In February 2026, our Board of Directors authorized the Company to continue repurchasing up to 260,000 shares throughout 2026.

Interparfums, Inc. Purchase of Common Stock
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1-31	25,657	$95.73	25,657	141,471 shares
November 1-30	0	n/a	0	141,471 shares
December 1-31	46,596	$84.60	46,596	94,875 shares
Total	72,253	$88.55	72,253	94,875 shares

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

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 68%, 65% and 65% of net sales for 2025, 2024 and 2023, respectively. We have built a portfolio of prestige brands, which include Boucheron, Coach, Goutal, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Longchamp, Moncler, Montblanc, Rochas, Solférino and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States based operations, we also produce and distribute fragrances and fragrance related products. United States based operations represented 32%, 35% and 35% of net sales in 2025, 2024 and 2023, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanuel Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta, and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Jimmy Choo, Coach, Montblanc, GUESS, Lacoste, Donna Karan/DKNY and Ferragamo brand names. This diversified portfolio of top brands represented 77%, 76% and 73% of total sales in 2025, 2024, and 2023, respectively.

As a percentage of net sales, product sales for the Company’s largest brands were as follows:

	Year Ended December 31,
	2025	2024	2023
Jimmy Choo	17%	17%	17%
Coach	15%	14%	15%
Montblanc	15%	15%	17%
GUESS	12%	12%	12%
Lacoste	7%	6%	—
Donna Karan/DKNY	7%	7%	7%
Ferragamo	4%	5%	5%

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

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this 2025 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) for the year ended December 31, 2025.

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

Long-Lived Assets

We evaluate indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more likely than not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 8.34%. The cash flow projections are based upon a number of assumptions, including future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

We believe that the assumptions we have made in projecting future cash flows for the evaluations described above are reasonable. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

At December 31, 2025 indefinite-lived intangible assets aggregated $153.5 million. The following table presents the impact a change in the following significant assumptions would have had on the calculated fair value in 2025 assuming all other assumptions remained constant:

$ in millions	Change	Increase (decrease) to fair value
Weighted average cost of capital	+10%	$(37.5)
Weighted average cost of capital	-10%	$48.8
Future sales levels	+10%	$31.5
Future sales levels	-10%	$(31.5)

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

In evaluating whether the Lanvin brand names and trademarks are definite or indefinite-lived, we applied the provisions of ASC topic 350-30-35-3 and concluded that the contraction provisions related to the repurchase option, originally exercisable in 2025 and amended to 2027, constrain the useful life of the Lanvin brand names and trademarks to the Company. Thus, the asset cannot be considered indefinite-lived. If exercised, Lanvin will have an obligation to pay the exercise price and the Company will be required to convey the Lanvin brand names and trademarks back to Lanvin. Although considered finite-lived due to the contractual provisions, in accordance with ASC topic 350-30-35-8, the asset is not being amortized as the exercise price (residual value) of the intangible asset exceeds its carrying value.

If the repurchase option expires and is not exercised, then the Lanvin brand names and trademarks would be expected to contribute directly to the future cash flows of our Company and the useful life would be considered to be indefinite at such time.

Quantitative Analysis

During the three-year period ended December 31, 2025, we have not made any material changes in our assumptions underlying these critical accounting policies or to the related significant estimates. The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe the estimates we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, and selling, general and administrative expenses as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts and inventory obsolescence reserves. For 2025, had these estimates been changed simultaneously by 5% in either direction, our reported gross profit would have increased or decreased by approximately $0.7 million and selling, general and administrative expenses would have changed by approximately $0.1 million. The collective impact of these changes on 2025 operating income, net income attributable to Interparfums, Inc., and net income attributable to Interparfums, Inc. per diluted share would be an increase or decrease of approximately $0.8 million, $0.5 million and $0.1, respectively.

Results of Operations

Net Sales	Years ended December 31,
(in millions)	2025	% Change	2024	% Change	2023
European based product sales	$1,016.3	7%	$953.0	10%	$863.4
United States based product sales	482.4	(6)%	511.3	12%	455.8
Eliminations	(10.2)	na	(12.0)	na	(1.5)
Total net sales	$1,488.5	2%	$1,452.3	10%	$1,317.7

na - not applicable

Net sales in 2025 increased 2% compared to 2024 on a reported basis. On an organic basis, sales were also up 2% as compared to 2024 with foreign exchange gains of 2% offsetting the negative impacts of the Dunhill exit in 2024. The average dollar/euro exchange rate for 2025 was 1.13, compared to 1.08 in 2024.

For European based operations, sales grew by 7% for the full year 2025 on a reported basis and 4% on an organic basis, driven by sustained momentum from brands.  The success of the Jimmy Choo I Want Choo women's franchise has continued to strengthen since its launch in 2021, particularly in the United States, and, when combined with the strong performance of the Jimmy Choo Man franchise, helped drive 6% growth of the brand in 2025 as compared to 2024. Coach fragrance sales increased 15% for the full year, reinforcing its timeless, multi-generational appeal thanks to the strength of the brand’s long-established women's and men's lines, which was further boosted by two new successful launches in the first half of 2025. Sales of our Montblanc brand finished the year on a high note, reflecting the success of the new Montblanc Explorer Extreme line in the second half of 2025 and the strength of the Montblanc Legend line. This strong fourth quarter performance in combination with favorable foreign exchange helped to offset the sales softness we experienced in the first part of 2025, resulting in full year 2025 sales that were broadly in line with 2024. Lacoste fragrance sales grew 28%, reaching $108 million and exceeding our initial expectations of $100 million after just the second full year under our management. Our recently launched and proprietary brand Solférino is off to a good start in its first six months of operation. We remain on track to expand this artisanal fragrance house into an additional 50 doors in the first half of 2026.

For United States based operations, sales declined 6% in 2025 on a reported basis. Excluding the phase-out of Dunhill fragrances that was completed in August 2024, full year 2025 United States based operations sales declined 3%. The fourth quarter finished on a high note with sales increasing 4% on a reported basis and 2% on an organic basis. As expected, fragrance sales of GUESS and Donna Karan/DKNY each returned to growth in the fourth quarter, posting sales increases of 7% and 8%, respectively. The GUESS Iconic and Donna Karan Cashmere Mist franchises performed well, supported by the brands’ enduring global popularity, especially during the holiday season. For the full year, GUESS sales were essentially stable and Donna Karan/DKNY declined by 4%, due largely to the unfavorable base period in 2024 that included the launch of DKNY 24/7. Roberto Cavalli fragrance sales rose 33% in both the 2025 fourth quarter and full year, underscoring the substantial brand elevation achieved during its second full year under our management. We executed a series of blockbuster and innovative launches during 2025, including Roberto Cavalli Serpentine and Just Cavalli Give Me Magic. MCM fragrance sales rose 40% in the fourth quarter and 17% for the full year driven by the continued performance of the MCM Collection launched in early 2025.

While macroeconomic headwinds linger in certain key markets and we continue to see trade destocking, we are encouraged by our performance in 2025 as we have been able to maintain market share. We remain cautiously optimistic about 2026, where we will continue to execute on our strategy of launching extensions on all our key brands, while preparing for what we expect will be a more favorable operating environment in 2027 and beyond, as we roll out major innovation on our new licenses and on some of our larger brands, as well as potentially securing new brands and licenses. While the pace of growth in the market is starting to normalize closer to historical levels following massive growth seen over the past few years, the power of our diverse brand portfolio, in combination with our agile operating model, should help us gain market share.

As in the past, we hope to benefit from our strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. However, we have no certainty that any new license or acquisition agreements will be consummated.

 Net Sales to Customers by Region

	Years ended December 31,
	2025	2024	2023
	(in millions)

North America	$556.7	$541.9	$511.7
Western Europe	383.2	364.3	301.2
Asia/Pacific	189.0	197.0	191.8
Middle East and Africa	118.0	122.8	117.1
Eastern Europe	121.1	118.1	103.2
Central and South America	120.5	108.2	92.7
	$1,488.5	$1,452.3	$1,317.7

Most of our regions grew in 2025. Our largest market, North America, achieved sales growth of 3% in 2025 compared to 2024 driven by sustained market growth and strong performance of the Jimmy Choo, Coach and Donna Karan/DKNY brands. Western Europe grew sales 5% behind the continued success of Lacoste and Cavalli, and the Montblanc Explorer Extreme launch as well as a favorable exchange rate. Asia Pacific sales declined 4% driven by distribution challenges in South Korea and India which were partially offset by growth in Australia, China and Japan. We have addressed the distribution challenges in Korea through the establishment of a new subsidiary. Despite strong results on Cavalli and GUESS, the Middle East and Africa declined 4% primarily due to the run-off of the Dunhill license which was completed in August 2024. Excluding the impact of Dunhill, net sales in Middle East and Africa increased 4%. Eastern Europe grew 2% reflecting more normalized sales levels despite the ongoing conflict in the region, and Central and South America achieved top line growth of 11% in 2025 compared to 2024 fueled by the strength of Lacoste, Coach and GUESS fragrances.

Gross Profit Margin

	Years ended December 31,
	2025	2024	2023
	(in millions)
European based operations:
Net sales (a)	$1,016.3	$953.0	$863.4
Cost of sales (a)	344.5	314.5	282.9
Gross margin (a)	$671.8	$638.5	$580.5
Gross margin, as a percentage of net sales	66.1%	67.0%	67.2%

United States based operations:
Net sales	$482.4	$511.3	$455.8
Cost of sales	200.9	215.2	196.0
Gross margin	$281.5	$296.1	$259.8
Gross margin, as a percentage of net sales	58.3%	57.9%	57.0%

(a) Amounts do not reflect eliminations of intercompany sales of European based operations products sold to United States based operations.

The Company’s gross margin percentage was 63.6% in 2025 as compared to 63.9% in 2024 and 63.7% in 2023.  Overall, tariffs resulted in $12.8 million in higher costs in 2025 or 0.9% of sales. We have been able to partially mitigate these impacts through favorable segment and brand mix which each contributed 0.2% of margin expansion as well as pricing, leaving us with a gross margin erosion of 0.3% of sales.

For European based operations, gross profit margin as a percentage of net sales was 66.1%, 67.0% and 67.2% in 2025, 2024 and 2023, respectively. The bulk of the 0.9% erosion in gross margin was driven by tariffs which represented $9 million in 2025. For United States based operations, gross profit margin was 58.2%, 57.9% and 57.0% in 2025, 2024 and 2023, respectively. The year-over-year increase was driven by favorable brand mix driven by the Dunhill discontinuation, channel mix, and pricing actions which more than offset the negative $4.2 million impact of tariffs.

We expect tariffs will continue to represent a significant headwind in 2026 as we annualize these tariffs for the full year. We continue to actively work on cost saving programs and tariff mitigating strategies to help limit these impacts. We target that these programs, in combination with the full year impacts of the price increases we took in August 2025, will enable us to maintain our gross margins flat in 2026.

Costs relating to purchase with purchase and gift with purchase promotions are reflected in cost of sales, and aggregated $54.6 million, $61.5 million and $52.3 million in 2025, 2024 and 2023, respectively, and represented 3.7%, 4.2% and 4.0% of net sales, respectively.

Generally, we do not bill customers for shipping and handling costs and such costs, which are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross margins may not be comparable to other companies, which may include these expenses as a component of cost of sales.

Selling, General and Administrative Expenses

	Years ended December 31,
	2025	2024	2023
	(in millions)
European based operations
Selling, general and administrative expenses	$474.4	$441.6	$406.6
Selling, general and administrative expenses as a percentage of net sales	46.7%	46.3%	47.1%

United States based operations
Selling, general and administrative expenses	$202.5	$206.9	$181.1
Selling, general and administrative expenses as a percentage of net sales	42.0%	40.5%	39.7%

The Company’s selling, general and administrative expenses as a percentage of nets sales were 45.5%, 44.7% and 44.6% in 2025, 2024 and 2023, respectively. The percentage of net sales increased by 0.8% from the prior year driven by higher promotional and advertising activities which represent 0.5% of the increase, as well as unfavorable segment mix.

For European based operations, selling, general and administrative expenses increased 7% and 9% in 2025 and 2024, respectively, as compared to the corresponding prior year period, and represented 46.7%, 46.3% and 47.1% of net sales in 2025, 2024 and 2023, respectively. The increases in selling, general and administrative expenses stem from a combination of higher promotion and advertising expenditures and the increased costs were broadly in line with fluctuations in sales on other selling, general and administrative cost buckets.

For United States based operations, selling, general and administrative expenses decreased 2% in 2025 after increasing 14% in 2024, as compared to the corresponding prior year period, and represented 42.0%, 40.5% and 39.7% of net sales in 2025, 2024 and 2023, respectively. While we endeavored to generate efficiencies, and were ultimately able to reduce costs overall, the increases in selling, general and administrative expenses as a percentage of net sales were largely driven by lower sales in 2025 with the discontinuation of Dunhill in 2024, as we protected promotion and advertising investments and made the choice not to reduce the infrastructure and employee headcount in light of new licenses which will be joining our portfolio in future years.

Promotion and advertising included in selling, general and administrative expenses aggregated $294.7 million, $280.5 million and $261.3 million in 2025, 2024 and 2023, respectively. Promotion and advertising represented 19.8%, 19.3% and 19.8% of net sales in 2025, 2024 and 2023, respectively. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness.  We believe that our promotion and advertising efforts have had a beneficial effect on sales. Additionally, as 2025 saw a lighter innovation program than in prior years, the Company focused on increasing promotional and advertising spending to protect sell-out and support the continued success of our existing brands and fuel our new brands, Lacoste and Roberto Cavalli. We also invested disproportionally in the launch and brand building of our proprietary brand, Solférino.  Long-term, we continue to anticipate that on a full year basis, promotion and advertising expenditures should aggregate approximately 21% of net sales. In 2026, we expect we will continue to make progress towards this goal as we ramp up investments to support the launches of Goutal in 2026 and prepare for the launches of the new fragrances under our Longchamps license and Off-White trademark in 2027.

Royalty expense included in selling, general and administrative expenses aggregated $121.7 million, $117.8 million and $103.8 million in 2025, 2024 and 2023, respectively. Royalty expense represented 8.2%, 8.1% and 7.9% of net sales in 2025, 2024 and 2023, respectively, due to changes in brand mix.

Impairment Loss

The Company reviews intangible assets with indefinite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was an impairment charge for trademarks with indefinite useful lives of $4.0 million in 2024, relating to our Rochas fashion business. There were no impairment charges for trademarks with indefinite useful lives in 2025 and 2023.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 18.2%, 18.9% and 19.1% for the years ended December 31, 2025, 2024 and 2023, respectively.

Other Income and Expenses

Overall, other income and expense was a gain of $1.0 million in 2025 as compared to losses of $6.4 million, and $1.8 million in 2024, and 2023, respectively. The main drivers of the change between 2025 and 2024 are discussed in more detail below. These include a one-time gain of $7.6 million related to a debt extinguishment, a hurt on foreign currency of $3.7 million, a gain on interest income related to cash and cash equivalents and short-term investments of $1.2 million, and a reduction in interest expense on borrowings of $0.7 million.

Interest expense is primarily related to the financing of brand and licensing acquisitions and the financing of the headquarters of Interparfums SA. The decrease in interest expense in 2025 is related to decreases in interest rates in 2025. In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a $58.8 million (€50 million) four-year loan agreement. The loan agreement bears interest at Euribor-1 month rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. Additionally, in April 2021, we completed the acquisition of the headquarters of Interparfums SA. The acquisition was financed by a 10-year approximately $141 million (€120 million) bank loan which bears interest at one-month Euribor plus 0.75%. Approximately $94 million (€80 million) of the variable rate debt was swapped for fixed interest rate debt with a maximum interest rate of 2% per annum. The swap effectively exchanges the variable interest rate to a fixed rate of approximately 1.1%. In July 2024, the Company entered into a $47 million (€40 million) three-year loan agreement that bears a fixed interest rate of 4.03%. Additionally in June 2025, the Company entered into a $23.5 million (€20 million) three-year loan agreement that bears a fixed interest rate of 3.0% and into a $35.3 million (€30 million) three-year loan agreement which bears interest at one-month Euribor plus 0.88%. The three most recent loans were used to improve our short-term cash position. Long-term debt including current maturities aggregated $176.0 million, $157.3 million and $157.5 million as of December 31, 2025, 2024 and 2023, respectively.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Approximately 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in each 2025, 2024, and 2023.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments and realized and unrealized gains and losses on marketable securities. Interest income was $5.8 million in 2025 compared to $4.6 million in 2024.

In December 2025, the Company entered into an amendment with a Licensor that modifies some of the Company's obligations relative to an existing debt. A gain of $7.6 million was recorded within other income and expense related to this debt extinguishment.

Income Taxes

Our consolidated effective tax rate was 23.3%, 24.2% and 24.8% in 2025, 2024 and 2023, respectively.

The effective tax rate for European based operations was 24.2%, 25.8% and 27.3% in 2025, 2024 and 2023, respectively. The lower effective tax rate in 2025 compared to 2024 resulted from a $3 million favorable outcome in 2025 to our mutual agreement procedure between the French and United States tax authorities in which we were able to reclaim the tax assessment paid in France in 2023. The gain was offset by a $1 million one-time tax assessment in 2025 included in the tax expense as a result of a tax audit conducted for the 2022 and 2023 tax years. Our higher effective tax rate in 2023 was driven by a one-time tax assessment of € 2.8 million ($3.1 million) included in tax expense as the result of a tax audit conducted for the 2020 and 2021 tax years, and which was recovered in 2025 as discussed above.

The effective tax rate for United States based operations was 21.5%, 20.4% and 19.3% in 2025, 2024 and 2023, respectively. Our effective tax rate differs from the 21% statutory rate in the United States as it is a blended rate across multiple jurisdictions, and takes into account benefits received from the exercise of stock options, deductions we are allowed for a portion of our foreign derived intangible income, and by state and local taxes. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in the jurisdictions where we operate.

The Company estimated the effect of its foreign derived intangible income (“FDII”) and recorded a tax benefit of $2.2 million, $2.4 million and $2.4 million as of December 31, 2025, 2024 and 2023, respectively. Share-based compensation resulted in a discrete tax benefit of $0.02 million, $0.7 million and $1.2 million in 2025, 2024 and 2023, respectively.

Net Income

	Year ended December 31,
	2025	2024	2023
	(In thousands)

Net income attributable to European based operations	$143,880	$140,084	$123,994
Net income attributable to United States based operations	68,842	68,853	63,782
Eliminations	(4,577)	(5,504)	—
Net income	208,145	203,433	187,776
Less: Net income attributable to the noncontrolling interest	39,758	39,075	35,122
Net income attributable to Interparfums, Inc.	$168,387	$164,358	$152,654

Net income attributable to Interparfums, Inc. steadily increased, and was $168.4 million, $164.4 million and $152.7 million in 2025, 2024 and 2023, respectively.

Net income attributable to European based operations was $143.9 million, $140.1 million and $124.0 million in 2025, 2024 and 2023, respectively, while net income attributable to United States based operations was $68.8 million, $68.9 million and $63.8 million in 2025, 2024 and 2023, respectively. The significant fluctuations in net income for both European and United States based operations are directly related to the previous discussions relating to changes in sales, gross profit margins, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 27.4%, 27.7% and 28.1% of European based operations net income in 2025, 2024 and 2023, respectively. Net profit margins attributable to Interparfums, Inc. aggregated 11.3%, 11.3% and 11.6% in 2025, 2024 and 2023, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of December 31, 2025, we had $295.2 million in cash and cash equivalents and short-term investments, most of which are held in euro by our European based operations and is readily convertible into U.S. dollars. We have not had any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of December 31, 2025, working capital aggregated $683 million. Approximately 78% of the Company’s total assets are held by European based operations, and approximately $293 million of trademarks, licenses and other intangible assets are also held by European based operations.

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2049. In connection with most of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 11– Commitments in this annual report on Form 10-K. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2025, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In January 2026, we entered into long-term global licensing agreements for the creation, development and distribution of fragrances and fragrance related products under the David Beckham and Nautica brands, effective April 1, 2028 and January 1, 2030, respectively.  In July 2025, our 72% owned French subsidiary, Interparfums SA, signed an exclusive fragrance license agreement with Longchamp running through December 31, 2036. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The first launch is expected in 2027. In June 2025, our 72% owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Maison Goutal held by Amorepacific Europe, which is operating the Goutal brand under an existing license agreement that expired on December 31, 2025, when Interparfums SA began commercial use of the fragrance brand. Additionally, in June 2025, we renewed the Coach license agreement for an additional five-year term, extending the license through June 30, 2031.

In December 2024, our 72% owned French subsidiary, Interparfums SA, acquired all Off-White brand names and registered trademarks for Class 3 fragrance and cosmetic products, subject to an existing license that expired on December 31, 2025, when Interparfums SA began commercial use of the fragrance brands. Additionally in December 2024, we renewed the Van Cleef & Arpels license agreement for an additional nine-year term, beginning January 1, 2025. In July 2023, we entered into a global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Roberto Cavalli brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This license took effect in July 2023 and began shipping products in February 2024.

In December 2022, we entered into a long-term global licensing agreement for the creation, development and distribution of fragrances and fragrance related products under the Lacoste brand. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. This new license took effect, and products started to ship in January 2024.

Cash provided by operating activities aggregated $214.9 million, $187.6 million, and $105.8 million in 2025, 2024 and 2023, respectively. In 2025, working capital items used $20.7 million in cash from operating activities, as compared to $51 million in 2024 and $103.2 million in 2023. Although, from a cash flow perspective, accounts receivable is up 8% from year-end 2024, the balance is reasonable based upon 2025 record sales levels. While days sales outstanding was 73 days, up from 66 days and 62 days in 2024 and 2023, respectively, driven by changes in our channel mix, we are still seeing strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels are down 15% and inventory days on hand decreased to 244 days in 2025, as compared to 259 days in 2024, and 252 days in 2023. These decreases are a direct result of the Company's efforts to manage down our inventory levels. We have seen increased conversion of raw materials into finished goods in recent years resulting in finished goods making up 63% of our inventory levels at both December 31, 2025 and 2024 as compared to 57% at December 31, 2023. Due to past supply constraints, we had strived to carry more inventory overall, source the same components from multiple suppliers and when possible, manufacture products closer to where they are sold. These constraints have largely abated, and we are gradually reversing some of these previous interventions. We are seeing the impacts of these recent inventory management efforts and will continue to work to optimize inventory levels.

Cash flows used in investing activities in 2025 reflect the purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than three months, marketable equity securities and other contracts. At December 31, 2025, approximately $2.4 million of certificates of deposit contain penalties where we would forfeit a portion of the interest earned in the event of early withdrawal.

In March 2025, the Company paid approximately $19.7 million for the purchase of the Goutal trademark. Additionally, during the second and third quarters the Company purchased approximately $18.2 million of additional property in Paris attached to its French headquarters.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, spend on tools and molds fluctuates depending on our new product development calendar and is typically not material. Capital expenditures also include amounts for office fixtures, computer equipment and industrial equipment needed at our distribution centers.

Cash flows used in financing activities in 2025 predominately reflect issuances and repayment of debt and payment of dividends to stockholders.

In June 2025, the Company entered into a $23.5 million (€20 million) three-year loan agreement that bears a fixed interest rate of 3.0% and into a $35.3 million (€30 million) three-year loan agreement that bears a variable interest rate of Euribor 1-month plus a margin of 0.88%. Additionally, in July 2024, the Company entered into a $47 million (€40 million) three-year loan agreement that bears a fixed interest rate of 4.03%.

Our short-term financing requirements are expected to be met by available cash on hand at December 31, 2025, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2025 consist of $45 million unsecured revolving lines of credit provided by a consortium of domestic commercial banks and approximately $9.4 million in credit lines provided by a consortium of international financial institutions. Balances due from short-term borrowings totaled $9.4 million and $8.3 million as of December 31, 2025 and 2024, respectively.

In February 2023, our Board of Directors authorized an annual dividend of $2.50 per share and in February 2024, our Board of Directors increased the annual dividend to $3.00 per share. In February 2025, our Board of Directors further increased the annual dividend to $3.20 per share, and in 2026 our Board of Directors maintained the annual dividend at $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on March 31, 2026 to shareholders of record on March 16, 2026.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the U.S. and foreign countries in which we operate did not have a significant impact on operating results for the year ended December 31, 2025, however, we have already started to see the impacts of tariffs on our cost structure and have adjusted our pricing accordingly. As such, we anticipate potential inflationary impacts in the first quarter of 2026 and beyond as our suppliers potentially adjust their pricing as well.

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

As of December 31, 2025, we had foreign currency contracts in the form of forward exchange contracts of approximately U.S. $64 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report on Form 10-K (the “Evaluation Date”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, could provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting described below in “Management’s Annual Report on Internal Control over Financial Reporting”, the Company’s disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with policies or procedures may deteriorate.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025, as the Company has not remediated the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Previously Reported Material Weaknesses

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified the following material weakness in internal control over financial reporting;

  The Company does not have an annual risk assessment process sufficiently designed to identify the risks that could impact on the Company’s consolidated financial statements. This includes processes to review any previously recognized risks and identify any potential new risks that could have a material impact on the Company. As a result, the Company could not properly assess if the key controls in place were sufficient to mitigate the risks of material misstatement and the Company could not adequately provide oversight over the testing of management’s internal control over financial reporting.

In response to this material weakness, the following remedial actions have been implemented by the Company:

  hired an experienced Chief Audit Executive to improve our internal control over financial reporting capabilities.
  engaged a third party firm to assist us with designing and implementing a risk assessment process and establish processes and controls to support an effective control environment.
  completed a global entity wide risk assessment process.
  performed a risk assessment over the IT systems used as part of financial reporting and business processes, including various layers of technology.
  designed and implemented risk assessment procedures and monitoring activities; and
  implemented additional review and reconciliation controls to support the period end financial reporting process.

Additionally, we are completing design enhancements to certain process-level controls, including controls over the approval of pricing for our products and implementing appropriate segregation of duties for manual journal entries. These enhancements include system-supported improvements designed to strengthen our ability to identify, assess, and monitor risks of material misstatement.

While we have made significant progress towards the remediation of the material weakness noted above, management has concluded that the material weakness as of December 31, 2024 was not fully remediated as of December 31, 2025. The remaining material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the finding of this material weakness, we have concluded that our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of , and for, the periods presented.

Also as previously disclosed in Part II-Item 9A "Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting related to the following:

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

During fiscal 2025, management implemented remedial actions to address these material weaknesses. These actions included strengthening documentation protocols to ensure that sufficient evidence of control execution is retained, enhancing management review procedures over key financial reporting controls, and providing training to control owners regarding internal control documentation and execution requirements.

With respect to the Information Technology General Controls ("ITGC") material weakness related to user access, the Company implemented improvements to its access management processes, including removing inappropriate privileged access rights (including SAP‑ALL access), implementing role‑based access controls designed to enforce appropriate segregation of duties, and establishing periodic user access review procedures to monitor access to financial reporting systems. The Company also implemented monitoring controls designed to identify and remediate inappropriate access on a timely basis.

We have completed our testing of both the design and operating effectiveness of these controls and have determined that these controls have been appropriately designed and implemented, and have operated effectively for a sufficient period of time for management to conclude, that these two previously identified material weaknesses have been remediated as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), that occurred during the fiscal quarter of the year ended December 31, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.                       Other Information.

(a) None.

(b) During the fourth quarter of 2025, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

Item 9C.                      Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

As of the date of this report, our executive officers and directors were as follows:

Name	Position
Jean Madar	Chairman of the Board, Chief Executive Officer of Interparfums, Inc. and Director General of Interparfums SA
Philippe Benacin	Vice Chairman of the Board, President of Interparfums, Inc. and Chief Executive Officer of Interparfums SA
Michel Atwood	Director and Chief Financial Officer
Philippe Santi	Director and Executive Vice President of Interparfums SA
Herve Bouillonnec	Director and Global Chief Commercial Officer for Interparfums, USA LLC
François Heilbronn	Director
Robert Bensoussan	Director
Veronique Gabai-Pinsky	Director
Gilbert Harrison	Director
Gerard Kappauf	Director
Patrick Bousquet-Chavanne	Director

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

Board of Directors

Our Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of our Company. Although certain directors are not involved in day-to-day operating details, members of the Board of Directors are kept informed of our business by various reports and documents made available to them. Our Board of Directors held seventeen (17) meetings (or executed consents in lieu thereof), including meetings of committees of the full Board of Directors during 2025, and all of the directors attended at least 75% of the meetings (or executed consents in lieu thereof) of the full Board of Directors and committees of which they were a member. Our Board of Directors presently consists of eleven (11) directors.

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

During 2025, our Board of Directors had the following standing committees:

●	Audit Committee – The Audit Committee has the sole authority and is directly responsible for, the appointment, compensation and oversight of the work of the independent accountants employed by our Company which prepare or issue audit reports for our Company. During 2025, this committee consisted of Messrs. Francois Heilbronn, the Chairman, and Robert Bensoussan, and Ms. Gabai-Pinsky. The charter of the Audit Committee is posted on our Company’s website.

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

●	Executive Compensation and Stock Option Committee – The Executive Compensation and Stock Option Committee oversees the compensation of our Company’s executives and administers our Company’s stock option plans. During 2025, this committee consisted of Messrs. Francois Heilbronn, the Chairman, and Robert Bensoussan, and Ms. Gabai-Pinsky. The charter of the Executive Compensation and Stock Option Committee as amended as of the date of this report is posted on our Company’s website.

●	Nominating Committee – During 2025, this committee consisted of Messrs. Francois Heilbronn, the Chairman, and Robert Bensoussan, and Ms. Gabai-Pinsky. The purpose of the Nominating Committee is to determine and recommend qualified persons to the Board of Directors who will be put forth as management’s slate of directors for vote of the Corporation’s stockholders, as well as to fill vacancies in the Board of Directors. The charter of the Nominating Committee as amended as of the date of this report is posted on our Company’s website.

We have adopted a board diversity policy, which was revised in early 2024 and in 2025. This policy provides that the selection of candidates for appointment to our board will be based on an overriding emphasis on merit, but the Nominating Committee will seek to fill board vacancies by considering candidates that bring a diversity of background and industry or related expertise to our board. The Nominating Committee is to consider an appropriate level of diversity having regard for factors such as skills, business and other experience, education, gender, age, ethnicity and geographic location. A copy of the board diversity policy as amended as of the date of this report is posted on our Company’s website.

Of the eleven (11) board of directors of our Company, we presently have one (1) member who self-identifies as a female and white, and one (1) male member who identifies as Hispanic and white (two or more races or ethnicities).

Business Experience

The following sets forth biographical information as to the business experience of each executive officer and director of our Company for at least the past five years.

Jean Madar

Jean Madar, age 65, a Director, has been the Chairman of the Board since our Company’s inception, and is a co-founder of our Company with Mr. Philippe Benacin. From inception until December 1993, he was the President of our Company; in January 1994, he became Director General of Interparfums SA, our Company’s subsidiary; and in January 1997, he became Chief Executive Officer of our Company. Mr. Madar was previously the managing director of Interparfums SA, from September 1983 until June 1985. At such subsidiary, he had the responsibility of overseeing the marketing operations of its foreign distribution, including market research analysis and actual marketing campaigns. Mr. Madar graduated from The French University for Economic and Commercial Sciences (ESSEC), the prestigious French business school, in 1983. We believe that Mr. Madar’s skills in guiding, leading and determining the strategic direction of our Company since its inception together with Mr. Benacin, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our Board of Directors.

Philippe Benacin

Mr. Benacin, age 67, a Director, is President of our Company and the Chief Executive Officer of Interparfums SA, has been the Vice Chairman of the Board since September 1991, and is a co-founder of our Company with Mr. Madar. He was elected the Executive Vice President in September 1991, Senior Vice President in April 1993, and President of the Company in January 1994. In addition, he has been the President of our Company and Chief Executive Officer of Interparfums SA for more than the past five years. Mr. Benacin graduated from The French University for Economic and Commercial Sciences (ESSEC), the prestigious French business school, in 1983. In June 2014 Mr. Benacin was elected as a member of the Supervisory Board of Vivendi, and Chairman of its Corporate Governance, Nominations and Remuneration Committee. We believe that Mr. Benacin’s skills in guiding, leading and determining the strategic direction of our Company since its inception together with Mr. Madar, in addition to his contacts in the fragrance and cosmetic industry, render him qualified to serve as a member of our Board of Directors.

Michel Atwood

Mr. Atwood, age 56, became our Chief Financial Officer on September 6, 2022, and was first elected to our Board of Directors at the 2022 Annual Meeting held in September 2022.

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

Philippe Santi

Philippe Santi, age 64, and a Director since December 1999, is the Executive Vice President of Interparfums SA. Mr. Santi, who is a Certified Accountant and Statutory Auditor in France, was the Chief Financial Officer of Interparfums SA beginning in February 1995 until November 2023. Prior to February 1995, Mr. Santi was the Chief Financial Officer for Stryker France and an Audit Manager for Ernst and Young. We believe that Mr. Santi’s skills in accounting and tax, as well as his knowledge of the fragrance industry and our Company’s European based operations, render him qualified to serve as a member of our Board of Directors.

Francois Heilbronn

Mr. Heilbronn, age 65, a Director since 1988, an independent director and Chairman of the Audit Committee, Nominating Committee and the Executive Compensation and Stock Option Committee, is a graduate of Harvard Business School with a Master of Business Administration degree and is currently the managing partner of the consulting firm of M.M. Friedrich, Heilbronn & Fiszer. He was formerly employed by The Boston Consulting Group, Inc. from 1988 through 1992 as a manager. Mr. Heilbronn graduated from Institut d’ Etudes Politiques de Paris in June 1983. From 1984 to 1986, he worked as a financial analyst for Lazard Freres & Co. In addition, during 2009, Mr. Heilbronn became an Associate Professor in Business Strategy at Sciences Po, Paris, France. As the result of his business and financial acumen, as well as his experience as managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world, we believe Mr. Heilbronn is qualified to serve as a member of our Board of Directors.

Robert Bensoussan

Mr. Robert Bensoussan, age 68, has served as a Director since March 1997 and is an independent director. He is a member of the Audit Committee, Nominating Committee, and the Executive Compensation and Stock Option Committee. Mr. Bensoussan founded RBS Conseil, an investment company focused on retail and branded luxury goods. He remains an investor in Hapy Sweet Bee Ltd., a natural health food products company.

Mr. Bensoussan currently serves as Chairman of Oriflame Holding Limited and Oriflame Investment Holding PLC, a global beauty and wellbeing company operating in approximately 60 markets through a multilevel marketing model and supported by approximately three million beauty entrepreneurs worldwide, a role he has held since 2025. He is also Chairman of the Supervisory Board of 2Ride Holding, a Marseille-based European leader in premium protective gear for motorcycle riding and outdoor sports, since 2025.

Previously, Mr. Bensoussan was Chief Executive Officer of J. Choo Limited from 2001 to 2007 and a member of its board from 2001 to 2011, during which time the company operated as a privately held luxury shoe wholesaler and retailer. He also served as Chairman of Camaïeu, a French retail conglomerate, and as a board member of Celio International and Vivarte. In 2019, Mr. Bensoussan resigned after six years as the only non-North American board member of Lululemon Athletica Inc. Following the successful sale of the company in 2021, he stepped down from the board of Feelunique.com, one of Europe’s largest online beauty retailers, after nine years of service. Mr. Bensoussan has also served on the boards of SNS, a prominent aspirational streetwear and entertainment hub, Pronovias, the worldwide leader in wedding dresses and Yonderland, Europe’s largest premium outdoor retailer.

We believe Mr. Bensoussan is qualified to serve as a member of our Board of Directors due to his business and financial acumen and his experience in the retail and branded luxury goods market.

Veronique Gabai-Pinsky

Ms. Gabai-Pinsky, age 60, was elected for the first time to our board as an independent director in September 2017. She became a director of Interparfums, SA in April 2017. She is currently operating a startup specialty fragrance business, a director of Lifetime Brands (Nasdaq: LCUT), which is in the home goods business, and a member of the board of directors of Parfums de Marly, a privately held company. She was President of Vera Wang Group from January 2016 through June 2018, after a year of consulting with the company and she oversaw all product categories and markets. Prior to joining Vera Wang, from 2006 to December 2014, Ms. Gabai-Pinsky was the Global President for Aramis and Designers Fragrances as well as Beauty Bank and Idea Bank at The Estée Lauder Companies, reporting to the Chief Executive Officer of such company. During her tenure, Ms. Gabai-Pinsky developed and ensured the growth of several beauty and skin care brands, including Lab Series for Men. She was highly instrumental in the evolution of the fragrance category for such company, as she improved its overall business model, globally grew brands such as Donna Karan and Michael Kors, evolved and harmonized the portfolio, divested dilutive brands and brought in Tory Burch, Zegna and Marni under licenses. She ultimately actively participated in the acquisitions of Le Labo, Frederic Malle, and By Kilian and assisted in the transformation of the long-term strategic direction of such company.

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

Gilbert Harrison

Mr. Harrison, age 85, an independent director, was appointed to our board in April 2018. Mr. Harrison has more than 50 years of experience in corporate finance and strategic transactions, specializing in the consumer products space. He began his career in 1965 practicing corporate and securities law in New York and Philadelphia. In 1971 he founded Financo, which he grew to become one of the leading independent middle market transaction firms in the country. In 1985, Financo was acquired by Lehman Brothers, where the firm’s primary efforts were focused on increasing its expertise in retail, apparel and other merchandising transactions of all types. At Lehman, Mr. Harrison was Chairman of the Merchandising Group and on the firm’s Investment Banking Operating Committee while continuing as Chairman of Financo, which was renamed the Middle Market Group of Lehman. In 1989, he re-acquired Financo from Lehman, re-establishing Financo as one of the leading investment banking firms handling transactions and providing strategic advice in connection with merchandising companies. Mr. Harrison retired as Chairman of Financo in December of 2017, after which he formed the Harrison Group, a firm that provides consulting and financial advisory services to merchandising and products companies.

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

 Kappauf

 Gerard Kappauf (“Kappauf”), age 64, an independent director, was born in Madagascar. After studying Classic Literature at the Sorbonne in Paris, he attended the San Francisco Art Institute on a scholarship and worked as a special effects make-up artist in Los Angeles. Upon traveling to Paris, Kappauf became interested in fashion and worked at a Jean Paul Gaultier fashion show. Thanks to this experience, he began to expand his network by meeting emblematic figures in the industry such as Paco Rabanne. While providing marketing and acquisition consulting services to L’Oreal Group during the tenure of Lindsay Owen Jones as its Chairman, in a bid for independence and emancipation he founded his own magazine in 1992, Citizen K.

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

Patrick Bousquet-Chavanne

Patrick Bousquet-Chavanne, age 67, an independent director, is an accomplished executive in the fast moving consumer goods and retail sectors, with over 35 years of international experience across London, Paris, Dubai, and New York. He has held senior leadership roles at prestigious companies including, The Estee Lauder Companies Inc, LVMH, Marks & Spencer PLC, EMAAR PJSC, and most recently served as CEO of ESW Americas. Recently, Mr. Bousquet-Chavanne spearheads the Abu Dhabi Retail Development Program for the Abu Dhabi Investment Office, an arm of the Abu Dhabi Department of Economic Development. From September 2023 to the present, he acts as consultant through his company, PBC Consulting, in the retail industry.

From October 2020 to September 2023, Mr. Bousquet-Chavanne served on the Advisory Board of ESW, a leading global direct to consumer e-commerce service provider where he led Americas operations and the global luxury practice, focusing on structuring United States operations for accelerated growth and guiding the diversification and global expansion of ESW in the luxury, fashion, beauty, and personal care industries.

Previously, as CEO of EMAAR Malls—the owner of The Dubai Mall, the world’s largest travel retail and entertainment destination—Mr. Bousquet-Chavanne brought transformative perspectives to the Middle East retail market during a period of rapid digital transformation. He led the acquisition of Namshi.com, expanded the Dubai Mall's digital footprint, and introduced advanced analytics and consumer insight capabilities to enhance customer experience across channels.

Prior to his tenure at EMAAR Malls, Mr. Bousquet-Chavanne was Chief Customer, Marketing, and Digital Officer at Marks & Spencer PLC. There, he spearheaded the department store’s digital transformation, positioning marksandspencer.com as one of the top three online destinations for clothing and footwear in the United Kingdom. He also led M&S's Beauty transformation initiative, cantered decision-making on customer insights, and launched the award-winning Sparks™ CRM program.

Mr. Bousquet-Chavanne is a former Independent Director of Brown-Forman (NYSE: BF-B), one of the largest American spirits companies, 2005 to 2017, and previously chaired the Compensation Committee of HSNi (NASDAQ: HSNI), a multi-channel retailer in the USA.

He holds MBAs from Purdue University Krannert School of Management and an Advanced Management degree from Stanford Executive Program in Strategy and Organization. Mr. Bousquet-Chavanne is a CCE, “Conseiller du Commerce Exterieur de la France”, a member of Purdue University's Marketing Advisory Board and was part of the Retail Leadership Group for The Prince’s Trust, a UK charity founded by Charles, Prince of Wales. He contributes to Forbes.com on topics related to beauty and luxury. We believe Mr. Bousquet-Chavanne’s beauty and retail experience will contribute valuable insights to our Board of Directors.

Herve Bouillonnec

Hervé Bouillonnec, age 56, is the Global Chief Commercial Officer at Interparfums, USA LLC, a wholly owned subsidiary of the Company based in New York City, and oversees the commercial strategy and licensing acquisitions for Interparfums, USA LLC.

Mr. Bouillonnec joined Interparfums, USA LLC in May 2007 to spearhead its worldwide fragrance business, based in New York City. He brought Interparfums USA his extensive experience in luxury brand management, including time with Yves Saint Laurent (Kering Group) and Givenchy (LVMH). He was responsible for growing their prestige beauty and fragrance business to its full potential in global domestic and travel retail markets. He has strong leadership skills and is responsible for managing teams worldwide. As an experienced executive with an entrepreneurial spirit, he continually strives to grow and build the business, starting from the ground up, with strategic initiatives to create profitable and economically sound brands.

Mr. Bouillonnec grew up in France and has worked in the United States since 2001. He is passionate about golf, football, and rugby, and remains a passionate fan of sports today. He studied in France, England, and Barcelona, earning a Bachelor of Arts in European Business in Great Britain and a Master of European Economics from the University of Barcelona in Spain. He speaks French, Spanish, and English fluently. Hervé enjoys traveling with his family and lives with his wife and daughter in New York City. We believe that Mr. Bouillonnec’s extensive experience in building and growing Interparfums’ fragrance business will be a welcome asset to our Board of Directors.

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

Option Grants Policy and Practice

Option grants to officers and employees have historically been granted on the last business day of the calendar year, as the board believes that as a general rule, there should not be any material non-public information available at that time of year. However, no options were granted during the years 2025, 2024 and 2023 to any executive officers, other than Michel Atwood, Chief Financial Officer, who received options to purchase 4,000 shares on the last business day each such calendar year, respectively, and Mr. Bouillonnec, the Global Chief Commercial Officer of Interparfums, USA LLC, who also received options to purchase 4,000 shares on the last business day of each such calendar year. Options have historically been granted at the fair market value on the date of grant with a 6-year term, and vested 20% each year after the first year on a cumulative basis. Options granted to officers and employees terminate upon the termination of association with the Company, for other than death or permanent disability.

Our board authorized automatic grants to our independent directors commencing on the last business day of each year, which was approved by our shareholders at the 2023 annual meeting. On December 31, 2025, options to purchase 1,500 shares were granted to all six (6) of our independent directors, Messrs. Heilbronn, Bensoussan, Harrison, Kappauf, Bousquet Chavanne and Ms. Gabai-Pinsky at the fair market value on the date of grant, $84.64 per share.

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

Mr. Madar, the Chairman and Chief Executive Officer, took the initiative after discussions with Mr. Atwood, the Chief Financial Officer and board member, and recommended executive compensation levels for executives for United States based operations. Mr. Benacin, the Chief Executive Officer of Interparfums SA, took the initiative after discussions with Philippe Santi, the Executive Vice President of Interparfums SA, and recommended executive compensation levels for executives for European based operations. The recommendations are presented to the Compensation Committee for its consideration, and the Compensation Committee makes a final determination regarding salary adjustments and annual award amounts to executives, including Jean Madar and Philippe Benacin. Messrs. Madar and Benacin are not present during deliberations or determination of their executive compensation by the Compensation Committee. Further, Messrs. Madar and Benacin, in addition to being executive officers and directors, are our largest beneficial shareholders, and therefore, their interests are aligned with our shareholder base in keeping executive compensation at a reasonable level.

The Compensation Committee was pleased that the most recent shareholder advisory vote on executive compensation held at our last annual meeting of shareholders in September 2025 overwhelmingly approved the compensation policies and decisions of the Compensation Committee. The Compensation Committee has determined to continue its present compensation policies in order to determine similar future decisions.

Our Compensation Committee believes that individual executive compensation is at a level comparable with executives in other companies of similar size and stage of development that operate in the fragrance industry, and takes into account our Company’s performance as well as our own strategic goals. During 2025, the members of such committee consisted of Messrs. Francois Heilbronn and Robert Bensoussan, and Ms. Gabai-Pinsky.

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

The Compensation Committee views the competitive marketplace very broadly, which would include executive officers from both public and privately held companies in general, including fashion and beauty companies, but not limited to the peer companies contained in the corporate performance graph contained in our annual report. Generally, rather than tie the Compensation Committee’s determination of compensation proposals to any specific peer companies, the members of our committee have used their business experience, judgment and knowledge to review the executive compensation proposals recommended to them by Mr. Madar for United States based operations and Mr. Benacin for European based operations. As such, as a general rule the Compensation Committee did not determine the need to benchmark any material item of compensation or overall compensation.

The members of the Compensation Committee have extensive experience and business acumen and are well qualified in determining the appropriateness of executive compensation levels. Mr. Heilbronn is a managing partner of a business consulting firm in the area of mergers and acquisitions of large international companies in retail, consumer goods and consumer services throughout the world. Ms. Gabai-Pinsky has executive experience as the former President of Vera Wang Group, as well as the Global President for Aramis and Designers Fragrances in addition to Beauty Bank and Idea Bank at The Estée Lauder Companies. Mr. Bensoussan, the final committee member, currently serves as Chairman of Oriflame Holding Limited and Oriflame Investment Holding PLC, a global beauty and wellbeing company. He is also Chairman of the Supervisory Board of 2Ride Holding, a Marseille-based European leader in premium protective gear for motorcycle riding and outdoor sports, since 2025. Finally, he was previously a member of the boards of lululemon athletica Inc., Feelunique.com, one of Europe’s largest online beauty retailers, and Jimmy Choo Ltd, from 2001 to 2011.

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

For executive officers of United States based operations, the bulk of their annual compensation is in base salary including a fee paid to the holding company for Mr. Madar for services rendered outside the United States. However, for executive officers of European based operations, base salary comprises a smaller percentage of overall compensation. We have paid a lower percentage of overall compensation in the form of base salary to executive officers of European based operations for several years, principally because European based operations historically have had higher profitability than United States based operations, and European based operations are run differently from United States based operations by the Chief Executive Officer of European based operations, Mr. Benacin. As the result of this historically higher profitability, European based operations have had the ability to pay higher bonus compensation in addition to base salary. As bonus compensation is and has historically been discretionary, no targets were set in order to maintain flexibility. Further, if results of operations for European based operations were not satisfactory (again, no target amounts were set to maintain flexibility), then bonus compensation, as well as overall compensation could be lowered without otherwise affecting base salary. Further still, by keeping annual bonus compensation at a higher percentage of overall compensation and base salary at a lower percentage, our Company benefits because the base amount for annual salary adjustments would be smaller. Finally, initial executive compensation matters for Interparfums SA are authorized by an independent committee, the Interparfums SA Corporate Governance, Nominations and Remuneration Committee (the “IPSA Remuneration Committee”).

For 2025, Mr. Benacin received a base salary of $846,600 as compared to $821,500 in 2024. Included in this amount are payments made to Mr. Benacin’s holding company of $250,000 for each year. This same consulting fee has been paid for more than each of the past three years, in accordance with the consulting agreement with Mr. Benacin’s holding company, which provides for review on an annual basis of the amount of compensation payable to such company.

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

For 2025, the base salary of Mr. Santi was $548,000 an increase from $514,000 in 2024. Such increase amounted to 6.2% from the prior year. For IPSA, bonus compensation constituted a larger portion of total executive compensation, as discussed later in the section. The Compensation Committee considered the recommendations of Mr. Benacin, base compensation that was approved by the IPSA Remuneration Committee, results of operations for the year, as well as the services performed for European based operations by Mr. Santi in ratifying his salary level.

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

For each of years 2025, 2024 and 2023, Mr. Madar’s Holding Company received the same management fee of $2 million. The major factors in the determination for the lack of an increase in the management fee paid to Jean Madar Holding SAS were the disappointing sales and results of United States based operations for 2025. The same two factors also were determinative in the nominal increase in base salary awarded to Mr. Atwood, the Chief Financial Officer of both Interparfums, Inc. and its United States based operating subsidiary, Interparfums, USA LLC.

Mr. Atwood, who became the Chief Financial Officer in September 2022, was paid a base salary of $721,000 for 2025, a nominal increase of 3.0% from his 2024 base salary of $700,000. The Compensation Committee considered the following material factors in approving the base salary of Mr. Atwood for 2025: his individual performances, level of responsibilities, and skill, as well as the recommendation of the Chief Executive Officer.

For Mr. Bouillonnec, the Global Chief Commercial Officer for United States based operations who was elected to our board of directors for the first time in September 2025, his base salary was $927,000 in 2025, also a 3.0% increase from his salary of $900,000 in 2024, also due to disappointing sales and results of United States based operations in 2025. As 2024 sales and results were improved from the prior year, he had received a $50,000 increase in base salary from $850,000 in 2023, or a 5.8% increase.

Bonus Compensation/Annual Incentives

The discretionary bonuses for Mr. Benacin were $475,000 and $411,000, in recognition of the record setting performances in both sales and earnings of Interparfums SA, our French operating subsidiary for 2025 and 2024 respectively. In addition, the Compensation Committee agreed with the recommendations of Mr. Benacin, IPSA Remuneration Committee and the contributions made by Mr. Santi to the Company’s success and growth. Mr. Santi was awarded a discretionary bonus of $537,000, $425,000, and $458,000, in 2025, 2024, and 2023, respectively, or 98%, 83%, and 92%, of his base salary for those years.

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

Mr. Atwood, the Chief Financial Officer, who as part of a verbal agreement with the Company, is entitled to a guaranteed annual bonus of $100,000, as well as a $100,000 bonus based upon achieving certain milestones. For 2025, 2024 and 2023, Mr. Atwood received a discretionary bonus of $110,000, $125,000 and $125,000. The Compensation Committee considered the same factors in granting these two as in approving his annual base salary.

For Mr. Bouillonnec, his bonus compensation was relatively constant, $135,000 being paid in 2025, and $150,000 being paid in each of 2023 and 2024, reflecting the decrease in sales for United States based operations in 2025 as compared to 2024.

As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European based operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $37,480.

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

Long-Term Incentives

Stock Options. In prior years, we had linked long-term incentives with corporate performance through the grant of stock options. However, no options were granted in 2021 or 2020 to either employees of United States based operations or European based operations, as other compensation arrangements were being considered as part of a review of the executive compensation strategy. In December 2025, 2024 and 2023, at the recommendation of the Chief Executive Officer, the Compensation Committee authorized the grant of a stock option to purchase 4,000, shares for each such year, to Mr. Atwood, at the fair market value on the dates of grant, as part of his long-term incentives. Unless the market price of our common stock increases, Mr. Atwood will have no tangible benefit from this option. Thus, the option holder is provided with the additional incentive to increase individual performance with the ultimate goal of increasing our overall performance. We believe that enhanced executive incentive that result in increased corporate performance tend to build company loyalty. Mr. Herve Bouillonnec, the Global Chief Commercial Officer of Interparfums, USA LLC, who is also a member of our board of directors, was granted a stock option to purchase 4,000 shares at the fair market value on the dates of grant, for contributions to the Company in such capacity, not as a member of our board of directors. However, no other stock option grants were made to other executive officers in 2025, 2024 or 2023, including Messrs. Jean Madar and Philippe Benacin.

Interparfums SA Stock Compensation Plans

2025 Free Share Plan – On December 1, 2025, the Board of Interparfums SA (“IPSA”) decided to grant 137,900 free shares of its capital stock to all of the IPSA’s employees and corporate officers subject to their employment on the vesting date of March 1, 2029. Issuance of these shares is based on satisfaction of performance conditions, relating to IPSA's 2028 fiscal year achievement's of consolidated sales and operating income for 45% of the shares and an EcoVadis rating for 10% of the shares.

IPSA used the services of third party to assist them in the valuation of the plan, with the calculations and assumptions as follows:
●	Management expects the rate of staff turnover to be 10%.

●

Using the Monte Carlo method, management expects the performance rate to be 86.2% on the IPSA and subsidiaries consolidated sales, 60% on the consolidated operating income and 80% on the EcoVadis rating.

●	As of December 31, 2025, management, using the above Monte Carlo method assumptions, expects total expenses related to this plan to be valued at $2.2 million (€2 million).

As of December 31, 2025:
●	No shares of IPSA Capital Stock were purchased in the open market and allocated to this plan
$0.1 million of expense was recorded ($0.1 million including social contributions).

2024 - 2023 No shares were granted to any employees or corporate officers during either year.

2022 Free Share Plan – On March 16, 2022, the Board of Interparfums SA (“IPSA”) decided to grant 88,400 free shares of its capital stock to all of the IPSA’s employees and corporate officers having more than 6 months seniority at the grant date. The free shares were issued in June 2025. Issuance of those shares is based on satisfaction of performance conditions, relating to the 2024 IPSA sales for 50% of the shares and 2024 operating income for the balance.

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

As of December 31, 2025:
●

106,046 shares of IPSA Capital Stock, representing $4.1 million were purchased in the open market and allocated to this plan. All shares were vested and distributed to eligible employees on June 16, 2025.

$0.7 million of expense was recorded (or $0.9 million including social contributions).

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

Other Compensation

For 2025, Mr. Benacin received an automobile allowance of $12,204.

No Stock Ownership Guidelines

We do not require any minimum level of stock ownership by any of our executive officers. As stated above, Messrs. Madar and Benacin, are our largest beneficial shareholders, which aligns their interests with our shareholder base in keeping executive compensation at a reasonable level.

Retirement and Pension Plans

We maintain a 401(k) plan for United States based operations, and match the first 50% of the first 6% of contributions made by each employee on an annual basis, as we have determined that base compensation together with annual bonuses, are sufficient incentives to retain talented employees. Our European based operations maintain a pension plan for its employees as required by French law. For each of 2025, 2024, and 2023, each of Messrs. Benacin and Santi received an increase of approximately $20,000, $19,000, and $17,600, respectively, in their value of deferred compensation earnings.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this Annual Report on Form 10-K for fiscal year ended December 31, 2025 and the proxy statement for the upcoming annual meeting of shareholders. Based on this review and discussion, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K as well as the proxy statement for the upcoming annual meeting of shareholders.

François Heilbronn

Veronique Gabai-Pinsky and

Robert Bensoussan

The following table sets forth a summary of all compensation awarded to, earned by or paid to our “named executive officers,” who are our principal executive officer, our principal financial officer, and each of the three most highly compensated executive officers of our Company. This table covers all such compensation during fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023. For all compensation related matters disclosed in the summary compensation table, and elsewhere where applicable, all amounts paid in euro have been converted to U.S. dollars at the average rate of exchange in each year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Jean Madar, (4)	2025	2,000,000	-0-	-0-	-0-	-0-	-0-	-0-	2,000,000
Chairman and	2024	2,000,000	-0-	-0-	-0-	-0-	-0-	-0-	2,000,000
Chief Executive Officer	2023	2,000,000	-0-	-0-	-0-	-0-	-0-	-0-	2,000,000

Michel Atwood	2025	721,000	110,000	-0-	82,053	-0-	-0-	-0-	913,053
Chief Financial Officer	2024	700,000	125,000	-0-	133,251	-0-	-0-	-0-	958,251
	2023	525,000	125,000	-0-	140,327	-0-	-0-	-0-	790,327

Philippe Benacin, President	2025	846,640	474,600	-0-	-0-	-0-	20,225	12,204	1,353,669
Interparfums, Inc. and Chief Executive	2024	821,507	411,312	-0-	-0-	-0-	19,072	11,690	1,263,581
Officer of Interparfums SA	2023	794,975	216,260	-0-	-0-	-0-	17,600	11,678	1,040,513

Philippe Santi, Executive Vice	2025	547,618	536,750	-0-	-0-	37,480	19,681	-0-	1,141,529
President, Interparfums SA	2024	513,558	425,058	-0-	-0-	31,688	18,920	-0-	989,224
	2023	495,668	457,714	-0-	-0-	37,603	17,600	-0-	1,008,585

Herve Bouillonnec,	2025	927,000	135,000	-0-	82,053	-0-	-0-	-0-	1,144,053
Global Chief Commercial Officer	2024	900,000	150,000	-0-	133,251	-0-	-0-	-0-	1,183,251
of Interparfums, USA LLC	2023	850,000	150,000	-0-	140,327	-0-	-0-	-0-	1,140,327

1	Amounts reflected under Option Awards represent the grant date fair values in 2025, 2024 and 2023 based on the fair value of stock option awards using a Black-Scholes option pricing model. The assumptions used in this model are detailed in Footnote 12 to the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the SEC.

2	As required by French law, Interparfums SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European based operations other than Mr. Benacin, the Chief Executive Officer of Interparfums SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and are allocated to employees based upon salary. The maximum amount payable per year is approximately $37,480.

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

Contribution to individual employees is then made pro rata based upon their individual salaries for the year.

3	The following table identifies (i) perquisites and other personal benefits provided to our named executive officers in fiscal 2025, and quantifies those required by SEC rules to be quantified and (ii) all other compensation that is required by SEC rules to be separately identified and quantified.

4	Represents fees paid to Jean Madar Holding SAS in accordance with a Supervising and Coordinating Service Agreement, as amended.

Name and Principal Position	Perquisites and other Personal Benefits ($)	Personal Automobile Expense ($)	Lodging Expense ($)	Total ($)
Jean Madar, Chairman Chief Executive Officer	-0-	-0-	-0-	-0-

Michel Atwood, Chief Financial Officer	-0-	-0-	-0-	-0-

Philippe Benacin, President of Interparfums, Inc. and Chief Executive Officer of Interparfums SA	-0-	12,204	-0-	12,204

Philippe Santi, Executive Vice President and Chief Financial Officer, Interparfums SA	-0-	-0-	-0-	-0-

Herve Bouillonnec, Global Chief Commercial Officer, Interparfums USA LLC	-0-	0	-0-	0

Plan based Awards

The following table sets certain information relating to each grant of an award made by our Company to the executive officers of our Company listed in the Summary Compensation Table during the past fiscal year.

Grants of Plan-based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Price ($/Sh)
Jean Madar	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Michel Atwood	12/31/2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	4,000	$84.64	$84.83
Philippe Benacin	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Philippe Santi	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Herve Bouillonnec	12/31/2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	4,000	$84.64	$84.83

NA means not applicable.

Interparfums SA Stock Compensation Plan

The following table sets certain information relating to each grant of an award made by Interparfums SA to the executive officers of our Company listed in the Summary Compensation Table during the past fiscal year. Equity awards relate to the shares of Interparfums SA.

		Grants of Plan-based Awards
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Closing
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Price ($/Sh)(1)
Jean Madar	12/1/2025	-0-	-0-	-0-	-0-	-0-	-0-	4,000	-0-	NA	€21.53
Michel Atwood	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA
Philippe Benacin	12/1/2025	-0-	-0-	-0-	-0-	-0-	-0-	4,000	-0-	NA	€21.53
Philippe Santi	12/1/2025	-0-	-0-	-0-	-0-	-0-	-0-	4,000	-0-	NA	€21.53
Herve Bouillonnec	NA	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	NA	NA

1	Price listed represents the fair value per share on the grant date.

Interparfums SA Profit Sharing Plan

As discussed above and required by French law, Interparfums, SA maintains its own profit sharing plan for all French employees who have completed three months of service, including executive officers of our European based operations other than Mr. Benacin, the Chief Executive Officer of Interparfums, SA. Benefits are calculated based upon a percentage of taxable income of Interparfums SA and allocated to employees based upon salary. The maximum amount payable per year per employee is approximately $37,480.

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

Name	Plan Name	Amount Awarded
Jean Madar	NA	$0
Michel Atwood	NA	$0
Philippe Benacin	NA	$0
Philippe Santi	Interparfums SA Profit Sharing Plan	$37,480
Herve Bouillonnec	NA	$0

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to outstanding equity awards of our Company held by the executive officers listed in the Summary Compensation Table as of December 31, 2025.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jean Madar	-0-	-0-	-0-	-0-	NA

Michel Atwood	3,000	2,000	-0-	97.84	12/30/28
	1,600	2,400	-0-	147.71	12/28/29
	800	3,200	-0-	130.60	12/30/30
	-0-	4,000	-0-	84.64	12/30/31

Philippe Benacin	-0-	-0-	-0-	-0-	NA

Philippe Santi	-0-	-0-	-0-	-0-	NA

Herve Bouillonnec	3,000	2,000	-0-	97.84	12/30/28
	1,600	2,400	-0-	147.71	12/28/29
	800	3,200	-0-	130.60	12/30/30
	-0-	4,000	-0-	86.84	12/30/31

[Footnotes from table above]

1	All options expire 6 years from the date of grant, and vest 20% each year commencing one year after the date of grant.

The following table sets certain information relating to outstanding equity awards granted by Interparfums SA, our majority-owned French subsidiary which has its shares traded on the NYSE Euronext, held by the executive officers of our Company listed in the Summary Compensation Table as of the end of the past fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OF INTERPARFUMS SA

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested($)
Jean Madar	-0-	0	-0-	NA	NA	4,000	118,534	-0-	-0-

Michel Atwood	-0-	0	-0-	NA	NA	-0-	-0-	-0-	-0-

Philippe Benacin	-0-	0	-0-	NA	NA	4,000	118,534	-0-	-0-

Philippe Santi	-0-	0	-0-	NA	NA	4,000	118,534	-0-	-0-

Herve Bouillonnec	-0-	0	-0-	NA	NA	-0-	-0-	-0-	-0-

1	Estimated number of shares are to be issued only to the extent that the performance conditions have been met.
2	As of December 31, 2025, the closing price of Interparfums SA as reported by the Euronext was 25.22 euros, and the exchange rate was 1.175 U.S. dollars to 1 euro.

Option Exercises and Stock Vested

The following table sets forth certain information relating to each option exercise affected during the past fiscal year, and each vesting of stock, including restricted stock, restricted stock units and similar instruments of our Company during the past fiscal year, for the executive officers of our Company listed in the Summary Compensation Table.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)[1]	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)
Jean Madar	25,000	253,950	-0-	-0-

Michel Atwood	-0-	-0-	-0-	-0-

Philippe Benacin	25,000	252,282	-0-	-0-

Philippe Santi	2,000	131,888	-0-	-0-

Herve Bouillonnec	4,500	195,132	-0-	-0-

[Footnotes from table above]

1	Total value realized on exercise of options in dollars is based upon the difference between the fair market value of the common stock on the date of exercise, and the exercise price of the option.

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

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit* ($)	Payments During Last Fiscal Year ($)
Jean Madar	NA	NA	-0-	-0-
Michel Atwood	NA	NA	-0-	-0-
Philippe Benacin	Interparfums SA Pension Plan	NA	434,323	20,225
Philippe Santi	Interparfums SA Pension Plan	NA	433,622	19,681
Herve Bouillonnec	NA	NA	-0-	-0-

*	Does not include any contributions made by prior employers, or individually by the recipients as such information is confidential under French law.

Interparfums SA maintains a pension plan for all of its employees, including all executive officers. The calculation of commitments for severance benefits involves estimating the probable present value of projected benefit obligations. This projected benefit obligations are then prorated to take into account seniority of the employees of Interparfums SA on the calculation date.

In calculating benefits, the following assumptions were applied:

-	voluntary retirement at age 65;
-	employer social security contribution rates of 42.5% for executives and 46.8% for non-executives;
-	a 4% average annual salary increase;
-	an annual rate of turnover for all employees under 55 years of age and nil above;
-	a turnover rate based on employee age and prospective mortality tables;
-	a discount rate of 3.96%.

The normal retirement age is 65 years, but employees, including Messrs. Benacin and Santi can collect reduced benefits if they retire at age 62.

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

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our mean employee and the annual total compensation of Mr. Jean Madar, Chief Executive Officer (the “CEO”):

For 2025, our last completed fiscal year:

●	Our median employee’s compensation was $80,971

●	Our Chief Executive Officer’s total 2025 compensation was $2,253,950

●	Accordingly, our 2025 CEO to Median Employee Pay Ratio was 27.84 to 1

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records. We identified our median employee using our total employee population as of December 31, 2025 by applying a consistently applied compensation measure across our global employee population. For our consistently applied compensation measure, we used all compensation, including actual base salary, bonuses, commissions, and any overtime paid during the 12-month period ending December 31, 2025. We did not use any material estimates, assumptions, adjustments or statistical sampling to determine the worldwide median employee.

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

			DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)[1]	Total ($)
François Heilbronn	26,000	-0-	30,770	-0-	-0-	110,019	166,789
Robert Bensoussan	23,000	-0-	30,770	-0-	-0-	90,324	144,094
Veronique Gabai-Pinsky	26,000	-0-	30,770	-0-	-0-	89,697	146,467
Gilbert Harrison	9,000	-0-	30,770	-0-	-0-	90,324	130,094
Kappauf	15,000	-0-	30,770	-0-	-0-	-0-	-0-
Patrick Bousquet-Chavanne	3,000	-0-	30,770	-0-	-0-	-0-	-0-

[Footnotes from table above]

1.	Represents gain from exercise of stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock by (a) each person we know to be the beneficial owner of more than 5% of our outstanding common stock, (b) our executive officers and directors and (c) all of our directors and officers as a group. Messrs. Madar and Benacin own 99.99% of their respective personal holding companies. As of March 10, 2026, we had 32,071,785 shares of common stock outstanding.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership[1]	Approximate Percent of Class
Jean Madar Jean Madar Holding SAS 166 rue du Faubourg Saint-Honoré 75008 Paris, France	7,096,841[2]	22.1%
Philippe Benacin Interparfums SA 10 rue de Solférino 75007 Paris, France	6,846,064[3]	21.3%
Michel Atwood c/o Interparfums, Inc. 551 Fifth Avenue New York, NY 10176	5,400[4]	Less than 1%
Philippe Santi Interparfums SA 10 rue de Solférino 75008, Paris, France	0	0%
François Heilbronn 60 Avenue de Breteuil 75007 Paris, France	31,863[5]	Less than 1%
Robert Bensoussan Victor Palace, 31 Avenue de Grande Bretagne, 98000 Monaco	14,300[6]	Less than 1%
Veronique Gabai-Pinsky 200 East End Avenue New York, NY 10128	1,800[7]	Less than 1%
Gilbert Harrison Harrison Group 239 Ox Pasture Road South Hampton, NY 11968	4,850[8]	Less than 1%
Gerard Kappauf 44 rue Notre de Dame de Nazareth 75003 Paris, France	900[9]	Less than 1%
Patrick Bousquet-Chavanne 231 Flying Point Road South Hampton, NY 11968	-0-	0%
Herve Bouillonnec Interparfums, USA LLC 551 Fifth Avenue New York, NY 10176	6,900[10]	Less than 1%
All Directors and Officers (As a Group 11 Persons)	14,008,918[11]	43.7%

76

[1]

All shares of common stock are directly held with sole voting power and sole power to dispose, unless otherwise stated. Options which are exercisable within 60 days are included in beneficial ownership calculations.

[2]	Consists of 10,500 shares held directly and 7,086,341 shares held indirectly through Jean Madar Holding SAS, a personal holding company.
[3]	Consists of 6,846,064 shares held indirectly through Philippe Benacin Holding SAS, a personal holding company.
[4]	Consists of shares of common stock underlying options for Mr. Atwood.
[5]	Consists of 30,063 shares held directly and options to purchase 1,800 shares for Mr. Heilbronn.
[6]	Consists of 12,500 shares held directly and options to purchase 1,800 shares for Mr. Bensoussan.
[7]	Consists of shares of common stock underlying options for Ms. Gabai-Pinsky.
[8]	Consists of 3,050 shares held directly and 1,800 shares of common stock underlying options for Mr. Harrison.
[9]	Consists of shares of common stock underlying options for Mr. Kappauf.
[10]	Consists of 1,500 shares held directly and 5,400 shares of common stock underlying options for Mr. Bouillonnec.
[11]	Consists of 14,008,918 shares held directly or indirectly, and options to purchase 18,900 shares.

The following table sets forth certain information as of the end of our last fiscal year regarding all equity compensation plans that provide for the award of equity securities or the grant of options, warrants or rights to purchase our equity securities.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	187,050	$112.67	451,535
Equity compensation plans not approved by security holders	-0-	NA	-0-
Total	187,050	$112.67	451,535

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with European Subsidiaries

We also provide (or had provided on our behalf) certain financial, accounting and legal services for Interparfums SA, and during 2025, 2024, and 2023, and fees for such services were $240,000, $240,000, and $530,000, respectively.

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

Management and Consulting Agreements

In April 2023, our Board of Directors approved an amendment to the Coordinating and Supervising Service Agreement (“Service Agreement”) that amended the fee arrangement Jean Madar Holding SAS, which replaced a prior agreement that was initially entered into in 2013, as amended. The amendment to the Service Agreement was previously approved by the Executive Compensation and Stock Option Committee, as well as the Audit Committee due to the related party nature of the Service Agreement. The aggregate increase in fees payable to Jean Madar Holding SAS is from $1.23 million to $2.0 million on an annual basis, effective as of January 1, 2023. Further, as requested by Jean Madar Holding SAS, effective April 1, 2023 and continuing thereafter, all fees are to be paid entirely to Jean Madar Holding SAS, and for the balance of calendar year 2023, the amount of such fees are inclusive of the salary paid to Jean Madar individually from January 1, 2023 to March 31, 2023. As Jean Madar, our Chief Executive Officer and Chairman of the Board, is the beneficial owner of Jean Madar Holding SAS, all of such fees paid to Jean Madar Holding SAS have been characterized as base salary for the disclosure purposes for the Summary Compensation Table and related discussion in Item 11. The same $2.0 million fee was paid to Jean Madar Holding SAS under the Service Agreement during 2024 and in 2025.

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

Patrick Bousquet-Chavanne

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

Item 14. Principal Accountant Fees and Services

Fees

The following sets forth the fees billed to us by Forvis Mazars, LLP and Mazars USA LLP, as well as discusses the services provided for the past two fiscal years, fiscal years ended December 31, 2025 and December 31, 2024.

Audit Fees

Fees billed by Forvis Mazars, LLP and its affiliates, Forvis Mazars SA and Forvis Mazars S.p.A. for audit services and review of the consolidated financial statements contained in our Quarterly Reports on Form 10-Q was $1.6 million for 2025 and $1.4 million for the Q2 and Q3 10-Qs and the annual 10-K for 2024. Fees billed by Mazars USA LLP and its affiliates, Mazars S.A. and Mazars Italia S.p.A. for review of the consolidated financial statements contained in our Quarterly Reports on Form 10-Q were $0.3 million for the Q1 2024 10-Q.

Audit-Related Fees

Forvis Mazars, LLP and its affiliates did not bill us for any audit-related services during 2025 and 2024.

Tax Fees

Forvis Mazars, LLP and its affiliates billed us $0.01 million and $0 for tax services during 2025 and 2024.

All Other Fees

Forvis Mazars, LLP and its affiliates billed us $0.1 million for other services during 2025 and 2024, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has the sole authority for the appointment, compensation and oversight of the work of our independent accountants, who prepare or issue an audit report for us.

During the second quarter of 2025, the Audit Committee authorized the following non-audit services to be performed by Forvis Mazars, LLP.

●	We authorized the engagement of Forvis Mazars, LLP if deemed necessary to provide tax consultation in the ordinary course of business for fiscal year ended December 31, 2025.
●	We authorized the engagement of Forvis Mazars, LLP if deemed necessary to provide tax consultation as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2025. If we require further tax services from Forvis Mazars, LLP, then the approval of the Audit Committee must be obtained.
●	We authorized the engagement of Forvis Mazars, LLP if deemed necessary to provide attestation or other services as may be required on a project by project basis that would not be considered in the ordinary course of business, up to a $10,000 fee limit per project (or €10,000 in the case of Interparfums SA), subject to an aggregate fee limit of $50,000 for fiscal year ended December 31, 2025. If we require further other services from Forvis Mazars, LLP, then the approval of the Audit Committee must be obtained.
●	If we require other services by Forvis Mazars, LLP on an expedited basis such that obtaining pre-approval of the audit committee is not practicable, then the Chairman of the Committee has authority to grant the required pre-approvals for all such services.
●	We imposed a cap of $100,000 on the fees that Forvis Mazars, LLP can charge for services on an expedited basis that are approved by the Chairman without obtaining full Audit Committee approval.
●	None of the non-audit services of Forvis Mazars, LLP had the pre-approval requirement waived in accordance with Rule 2-01(c)(7)(i)(C) of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Item 16. Form 10-K Summary

None.

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Financial Statements and Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Interparfums, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Interparfums, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and Schedule II – Valuation and Qualifying Accounts and Reserves listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited the adjustments to the 2023 consolidated financial statements (i) to correct the immaterial misstatements in the 2023 consolidated financial statements, as described in Notes 1 and 15, (ii) to retrospectively apply the Company’s adoption of ASU 2023‑07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as presented in Note 14, and (iii) the adoption of ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, as described in Note 1 and presented in Note 15. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or perform any procedures with respect to the Company’s 2023 consolidated financial statements other than those related to the adjustments described above, and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

As previously disclosed, the Company does not have an annual risk assessment process sufficiently designed to identify the risks that could impact the Company's consolidated financial statements. This includes processes to review any previously recognized risks and identify any potential new risks that could have a material impact on the Company. As a result, the Company could not properly assess if the key controls in place were sufficient to mitigate the risks of material misstatement and the Company could not adequately provide oversight over the testing of management's internal control over financial reporting. Management has implemented certain remediation measures, however, the material weakness has not been remediated as of December 31, 2025.

This material weakness was considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the Company’s consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Indefinite-Lived Intangible Assets

As described in Note 7 to the consolidated financial statements, the Company’s indefinite-lived intangible assets were $153.2 million as of December 31, 2025. The balance is primarily attributable to the Rochas Fragrance trademark, which comprises the majority of the Company’s indefinite‑lived intangible assets.  The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in management’s evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital and long-term growth rate.

We have identified the valuation of the Rochas Fragrance trademark as a critical audit matter. The principal considerations for our determination are (i) the significant judgment used by management when developing the fair value of the indefinite-lived intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of projected future sales, discount rates and long-term growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

The procedures we performed to address this critical audit matter included:

●	Obtained an understanding of the Company’s valuation model and process for assessing impairment of the Rochas Fragrance indefinite-lived intangible asset, and evaluated the design and tested the operating effectiveness of controls relating to the indefinite-lived intangible assets impairment assessments.

●	Used the work of a valuation specialist to assist in our procedures in evaluating the appropriateness of management’s valuation models and assumptions, specifically related to the weighted average cost of capital (i.e., the discount rate) and long-term growth rate.
●	Evaluated the reasonableness of the significant assumptions used by management related to projected future sales and cash flows.
●	Tested the completeness and accuracy of data used by management in their valuation model, and the mathematical accuracy of management’s valuation model.

Forvis Mazars, LLP

/s/ Forvis Mazars, LLP

We have served as the Company's auditor since 2024.

New York, New York

March 10, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Shareholders and the Board of Directors of Interparfums, Inc. (f/k/a Inter Parfums, Inc.)

Opinion on the Financial Statements

We have audited, before the effects of the correction of immaterial misstatements described in Note 1 and the adjustments to retrospectively apply the changes in accounting described in Notes 14 and 15, the  accompanying consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows of Interparfums, Inc. (the “Company”) for the year ended December 31, 2023, and the related notes and the schedule listed in the Index in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements, before the effects of the correction of immaterial misstatements (as described in Note 1) and the adjustments to retrospectively apply the changes in accounting (as described in Notes 14 and 15), present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the correction of immaterial misstatements (as described in Note 1) and the adjustments to retrospectively apply the changes in accounting (as described in Notes 14 and 15) and, accordingly, we do not express an opinion or any other form of assurance about whether such correction and adjustments are appropriate and have been properly applied. The correction and adjustments were audited by Forvis Mazars, LLP.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor from 2004 to 2024.

Mazars USA LLP

/s/ Mazars USA LLP

New York, New York

February 27, 2024

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2025, and 2024

(In thousands except share and per share data)

Assets	2025	2024
Current assets:
Cash and cash equivalents	$158,091	$125,433
Short-term investments	137,093	109,311
Accounts receivable, net	320,625	274,705
Inventories	351,377	371,920
Receivables, other	9,014	6,122
Other current assets - As Revised, See Note 1	39,954	38,604
Income taxes receivable	11,211	306
Total current assets	1,027,365	926,401
Property, equipment and leasehold improvements, net	184,891	153,773
Right-of-use assets, net	23,347	24,603
Trademarks, licenses and other intangible assets, net	325,185	282,484
Deferred tax assets - As Revised, See Note 1	4,234	5,465
Other assets	20,226	18,535
Total assets	$1,585,248	$1,411,261
Liabilities and Equity
Current liabilities:
Loans payable - banks	$9,400	$8,311
Current portion of long-term debt	54,774	41,607
Current portion of lease liabilities	6,326	6,087
Accounts payable - trade	77,210	91,049
Accrued expenses	189,622	172,758
Income taxes payable	6,671	12,615
Total current liabilities	344,003	332,427
Long–term debt, less current portion	121,254	115,734
Lease liabilities, less current portion	15,967	20,455
Equity:
Interparfums, Inc. shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares: none issued	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares: outstanding, 32,067,285 and 32,110,170 shares on December 31, 2025, and 2024, respectively	32	32
Additional paid-in capital	127,541	106,702
Retained earnings	828,906	763,240
Accumulated other comprehensive loss	(9,029)	(72,239)
Treasury stock, at cost, 9,032,840 and 9,981,665 common shares on December 31, 2025, and 2024, respectively	(66,734)	(52,864)
Total Interparfums, Inc. shareholders’ equity	880,716	744,871
Noncontrolling interest	223,308	197,774
Total equity	1,104,024	942,645
Total liabilities and equity	$1,585,248	$1,411,261

See accompanying notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2025, 2024, and 2023

(In thousands except share and per share data)

	2025	2024	2023

Net sales	$1,488,509	$1,452,325	$1,317,675
Cost of sales	541,290	524,984	478,597
Gross margin	947,219	927,341	839,078
Selling, general and administrative expenses	676,902	648,540	587,696
Impairment loss	—	4,005	—
Income from operations	270,317	274,796	251,382
Other expenses (income):
Interest expense	7,248	7,825	11,253
Loss on foreign currency	4,779	1,085	1,582
Interest and investment income	(3,877)	(2,218)	(10,729)
Other income	(9,165)	(287)	(317)
	(1,015)	6,405	1,789

Income before income taxes	271,332	268,391	249,593
Income taxes	63,187	64,958	61,817
Net income	208,145	203,433	187,776
Less: Net income attributable to the noncontrolling interest	39,758	39,075	35,122
Net income attributable to Interparfums, Inc.	$168,387	$164,358	$152,654
Net income attributable to Interparfums, Inc. common shareholders:
Basic	$5.25	$5.13	$4.77
Diluted	$5.24	$5.12	$4.75
Weighted average number of shares outstanding:
Basic	32,102,264	32,036,728	31,994,328
Diluted	32,138,197	32,124,285	32,139,702

Dividends declared per share	$3.20	$3.00	$2.50

See accompanying notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2025, 2024, and 2023

(In thousands except share and per share data)

	2025	2024	2023

Net income	$208,145	$203,433	$187,776

Other comprehensive income:
Net derivative instrument income (loss), net of tax	1,257	(2,249)	(3,329)
Transfer of OCI into earnings	1,631	(64)	1,709
Pension benefits, net of tax	(208)	2,785	—
Foreign currency translation adjustments	86,421	(42,059)	24,042
	89,101	(41,587)	22,422
Comprehensive income	297,246	161,846	210,198

Comprehensive income attributable to noncontrolling interests:
Net income	39,758	39,075	35,122
Net derivative instrument income (loss), net of tax	345	(618)	25
Pension benefits, net of tax	(57)	766	—
Foreign currency translation adjustments	25,603	(9,684)	6,529
	65,649	29,539	41,676
Comprehensive income attributable to Interparfums Inc.	$231,597	$132,307	$168,522

See accompanying notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2025, 2024, and 2023

(In thousands except share and per share data)

	2025	2024	2023

Common stock, beginning and end of year	$32	$32	$32

Additional paid-in capital, beginning of year	106,702	98,565	90,186
Shares issued upon exercise of stock options	7,579	7,049	8,025
Share-based compensation	819	1,039	1,246
Other	(775)	—	—
Transfer of subsidiary shares purchased	13,216	49	(892)
Additional paid-in capital, end of year	127,541	106,702	98,565

Retained earnings, beginning of year	763,240	693,848	620,095
Net income	168,387	164,358	152,654
Dividends	(102,721)	(96,026)	(80,047)
Share-based compensation	—	1,060	1,146
Retained earnings, end of year	828,906	763,240	693,848

Accumulated other comprehensive loss, beginning of year	(72,239)	(40,188)	(56,056)
Foreign currency translation adjustment	60,818	(32,375)	17,513
Transfer from other comprehensive income into earnings	1,631	(64)	1,709
Pension benefits, net of tax	(151)	2,019	—
Net derivative instrument income (loss), net of tax	912	(1,631)	(3,354)
Accumulated other comprehensive loss, end of year	(9,029)	(72,239)	(40,188)

Treasury stock, beginning of year	(52,864)	(52,864)	(37,475)
Shares repurchased	(13,870)	—	(15,389)
Treasury stock, end of year	(66,734)	(52,864)	(52,864)

Noncontrolling interest, beginning of year	197,774	192,777	171,364
Net income	39,758	39,075	35,122
Foreign currency translation adjustment	25,603	(9,684)	6,529
Pension benefits, net of tax	(57)	766	—
Net derivative instrument income (loss), net of tax	345	(618)	25
Dividends	(26,875)	(24,729)	(20,301)
Share-based compensation	749	236	180
Other	775	—	—
Transfer of subsidiary shares purchased	(14,764)	(49)	(142)
Noncontrolling interest, end of year	223,308	197,774	192,777

Total equity	$1,104,024	$942,645	$892,170

See accompanying notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2025, 2024, and 2023

(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$208,145	$203,433	$187,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including impairment loss	25,302	28,358	17,331
Provision for doubtful accounts	1,770	618	(1,734)
Noncash stock compensation	1,568	2,379	2,525
Share of income of equity investment	(939)	(460)	(317)
Noncash lease expense	6,667	6,271	5,448
Gain on debt extinguishment	(7,599)	—	—
Deferred tax benefit - As Revised, See Note 1	1,673	(2,084)	(1,713)
Change in fair value of derivatives	(963)	93	(301)
Changes in:
Accounts receivable	(22,099)	(41,281)	(36,843)
Inventories	55,166	(17,203)	(73,700)
Other assets -As Revised, See Note 1	3,208	4,156	10,594
Operating lease liabilities	(6,990)	(6,128)	(5,290)
Accounts payable and accrued expenses	(32,040)	4,868	3,064
Income taxes, net	(17,969)	4,622	(1,066)
Net cash provided by operating activities	214,900	187,642	105,774
Cash flows from investing activities:
Purchases of short-term investments	(162,150)	(206,222)	(221,111)
Proceeds from sale of short-term investments	149,204	183,742	281,741
Purchase of property, equipment and leasehold improvements	(24,414)	(4,740)	(6,465)
Payment for intangible assets acquired	(23,786)	(17,612)	(46,903)
Net cash (used in) provided by investing activities	(61,146)	(44,832)	7,262
Cash flows from financing activities:
Proceeds from loans payable, bank	—	4,330	4,325
Proceeds from issuance of long-term debt	56,500	43,296	—
Repayment of long-term debt	(50,320)	(34,689)	(28,800)
Proceeds from exercise of options	7,579	7,049	8,025
Purchase of subsidiary shares from noncontrolling interests	(1,548)	—	(1,027)
Dividends paid	(102,721)	(96,026)	(80,047)
Dividends paid to noncontrolling interests	(26,875)	(24,729)	(20,301)
Purchase of treasury stock	(13,870)	—	(15,389)
Net cash used in financing activities	(131,255)	(100,769)	(133,214)
Effect of exchange rate changes on cash	10,159	(5,070)	3,927
Net increase (decrease) in cash and cash equivalents	32,658	36,971	(16,251)
Cash and cash equivalents – beginning of year	125,433	88,462	104,713
Cash and cash equivalents – end of year	$158,091	$125,433	$88,462
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$6,688	$7,495	$5,823
Income taxes	77,711	63,197	60,990

See accompanying notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

	Year Ended December 31,
	2025	2024	2023
Jimmy Choo	17%	17%	17%
Coach	15%	14%	15%
Montblanc	15%	15%	17%
GUESS	12%	12%	12%
Lacoste	7%	6	—
Donna Karan/DKNY	7%	7%	7%
Ferragamo	4%	5%	5%

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

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

Accounts Receivable

Accounts receivable represent payments due to the Company for previously recognized net sales, reduced by allowances for doubtful accounts or balances which are estimated to be uncollectible, which aggregated $3.2 million and $2.4 million as of December 31, 2025, and 2024, respectively. Accounts receivable balances are written-off against the allowance for doubtful accounts when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns.

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

Long-Lived Assets

Indefinite-lived intangible assets principally consist of trademarks which are not amortized. The Company evaluates indefinite-lived intangible assets for impairment at least annually during the fourth quarter, or more frequently when events occur or circumstances change, such as an unexpected decline in sales, that would more-likely-than-not indicate that the carrying value of an indefinite-lived intangible asset may not be recoverable. When testing indefinite-lived intangible assets for impairment, the evaluation requires a comparison of the estimated fair value of the asset to the carrying value of the asset. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 8.34% and 9.47% in 2025 and 2024, respectively. The cash flow projections are based upon a number of assumptions, including future sales levels, future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

Intangible assets subject to amortization principally consist of licenses and are amortized on a straight-line basis over the shorter of the license term or estimated economic life, ranging from three to thirty-eight years. Intangible assets subject to amortization are evaluated for impairment testing whenever events or changes in circumstances indicate that the carrying amount of an amortizable intangible asset may not be recoverable. If impairment indicators exist for an amortizable intangible asset, the undiscounted future cash flows associated with the expected service potential of the asset are compared to the carrying value of the asset. If our projection of undiscounted future cash flows is in excess of the carrying value of the intangible asset, no impairment charge is recorded. If our projection of undiscounted future cash flows is less than the carrying value of the intangible asset, an impairment charge would be recorded to reduce the intangible asset to its fair value.

Revenue Recognition

The Company sells its products to department stores, perfumeries, specialty stores and domestic and international wholesalers and distributors. Our revenue contracts represent single performance obligations to sell our products to customers. Sales of such products by our domestic subsidiaries are denominated in U.S. dollars, and sales of such products by our foreign subsidiaries are primarily denominated in either euro or U.S. dollars. Our product revenue is recognized at a point in time when control of the promised goods is transferred to customers based on agreed upon shipping terms, which usually occurs upon shipment. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for those goods. Net sales are comprised of gross revenues less incentives to customers such as returns, trade discounts and allowances, which give rise to variable consideration. The Company does not bill its customers for freight and handling charges. The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk. Macy's, our top retail customer, accounted for approximately 10% of net sales in 2025 and 12% of net sales in 2024 and 2023 respectively.

Sales Returns

Generally, the Company does not permit customers to return their unsold products. However, for U.S. based customers, we allow returns if properly requested, authorized and approved. The Company regularly reviews and revises, as deemed necessary, its estimate of reserves for future sales returns based primarily upon historic trends and relevant current data including information provided by retailers regarding their inventory levels. In addition, as necessary, specific accruals may be established for significant future known or anticipated events. The types of known or anticipated events that we consider include, but are not limited to, the financial condition of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products. The Company records its estimate of potential sales returns as a reduction of sales and cost of sales with corresponding entries to accrued expenses, to record the refund liability, and inventory, for the right to recover goods from the customer. The refund liability associated with estimated returns was $12.2 million and $10.8 million at December 31, 2025 and 2024, respectively, and the amounts recognized for the rights to recover products was $4.7 million and $4.1 million at December 31, 2025 and 2024, respectively. The physical condition and marketability of returned products are the major factors we consider in estimating realizable value. Actual returns, as well as estimated realizable values of returned products, may differ significantly, either favorably or unfavorably, from our estimates, if factors such as economic conditions, inventory levels or competitive conditions differ from our expectations.

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

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

Advertising and Promotion

Advertising and promotional costs are expensed as incurred and recorded as a component of cost of goods sold (in the case of free goods given to customers) or selling, general and administrative expenses. Advertising and promotional costs included in selling, general and administrative expenses were $294.7 million, $280.5 million and $261.3 million for 2025, 2024 and 2023, respectively. Costs relating to purchase with purchase and gift with purchase promotions that are reflected in cost of sales aggregated $54.6 million, $61.5 million and $52.3 million in 2025, 2024 and 2023, respectively.

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

License Agreements

The Company’s license agreements generally provide the Company with worldwide rights to manufacture, market and sell prestige fragrances and fragrance related products using the licensors’ trademarks. The licenses typically have an initial term of approximately 5 to 15 years and are potentially renewable subject to the Company’s compliance with the license agreement provisions. The remaining terms, excluding potential renewal periods, range from approximately 1 to 23 years. Under each license, the Company is required to pay royalties in the range of 6% to 11% to the licensor, at least annually, based on net sales to third parties.

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

December 31, 2025, 2024 and 2023

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and shall be applied on a prospective basis with the option to apply retrospectively. The Company adopted the ASU as of December 31, 2025 and applied its provisions prospectively (See Note 15).

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

In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The guidance makes targeted amendments to the hedge accounting model to better align the accounting with an entity’s risk management activities and to clarify the application of certain hedge accounting requirements. The amendments are effective for the Company for fiscal years beginning after December 15, 2026, including interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance on its hedge accounting policies and disclosures; however, the Company does not expect adoption to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

Correction of Immaterial Misstatements in Prior Period Financial Statements

During the year ended December 31, 2025, management identified a misclassification in the presentation of deferred tax asset within the Consolidated Balance Sheet and Consolidated Statement of Cash Flows in the Company's previously issued consolidated financial statements for the year ended December 31, 2024 and 2023. Specifically, certain amounts previously presented in Deferred tax asset should have been presented in Other current assets as prepaid tax.

The Company evaluated the misclassification under ASC 250, Accounting Changes and Error Corrections, and considered both quantitative and qualitative factors in assessing materiality, including the guidance in Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Management concluded that misclassification was not material to any of the Company's previously issued consolidated financial statements for the affected periods. However, management further concluded that revising the affected prior-period presentation in the current period is appropriate to ensure comparability.

As a result, the Company has revised the Consolidated Balance Sheet as of December 31, 2024 and the Consolidated Statement of Cash Flows for the periods ended December 31, 2024 and 2023 presented in this Annual Report on Form 10-K for the year ended December 31, 2025. The revision impacted only the presentation within the consolidated financial statements and did not impact the Company's previously reported net income, income from operations, total operating, investing, or financing cash flows, total assets, total liabilities, or stockholders' equity for the period presented.

The following table presents a summary of the effect of correcting this error on the Company's previously issued financial statements:

	For the Year Ended December 31, 2024
Consolidated Balance Sheet	As previously reported	Adjustment	As revised
(in thousands)

Other current assets	27,035	11,569	38,604
Total current assets	914,832	11,569	926,401
Deferred tax assets	17,034	(11,569)	5,465

The Company revised the Statement of Cash Flows for the years ended December 31, 2024 and 2023 to reflect the reduction in adjustments to reconcile net income for Deferred tax benefit and the reduction of cash inflows related to Other assets in the amounts of $1.3 million, respectively. The revisions did not impact the total cash flows or total net cash provided by operating activities for either period.

Amounts within Note 15 - Income Taxes were also revised to correct the previously presented Effect of inventory profit elimination and net deferred tax assets for the year ended December 31, 2024.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

(2)	Recent Agreements

Nautica

In January 2026, we entered into a 20-year license agreement for Nautica brand fragrances and fragrance related products, a subsidiary of the Authentic Brands Group. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

David Beckham

In January 2026, we entered into a 20-year license agreement for David Beckham brand fragrances and fragrance related products, a subsidiary of the Authentic Brands Group. This license will become effective on the earlier of April 1, 2028 or the termination of the existing license agreement.  Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

GUESS

In 2018, GUESS?, Inc. and the Company signed an exclusive worldwide license agreement for the creation, the manufacturing and the distribution of fragrances under the GUESS brand until December 31, 2033. In December 2025, the license agreement was renewed for an additional 15 years, extending the license through December 31, 2048.

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

Goutal

In March 2025, we announced that our 72% owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Goutal Paris held by Amorepacific Europe. Amorepacific Europe operated the Goutal brand under an existing license agreement that expired on December 31, 2025, and Interparfums SA began commercial use of the fragrance brand on January 1, 2026.

Coach

In 2015, Coach and Interparfums SA signed an exclusive worldwide license agreement for the creation, the manufacturing and the distribution of fragrances under the Coach brand until June 30, 2026. In March 2025, the license agreement was renewed for an additional 5-year term, extending the license through June 30, 2031.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

Abercrombie & Fitch and Hollister

In March 2025, we expanded our Fierce distribution agreement, which now allows for global distribution of the iconic Fierce fragrance line that either party may terminate on two years’ notice. Furthermore, our existing Abercrombie & Fitch and Hollister fragrance license agreement will expire on March 14, 2028. The goal of the updated Fierce distribution agreement is to drive, over time, more consistency between the products that are carried in the Abercrombie & Fitch stores and unaffiliated retailers.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business we took a $2.4 million impairment charge on our Rochas fashion trademark in the first quarter of 2021 and a $6.8 million impairment charge in the fourth quarter of 2022 after an independent expert concluded that the valuation of the trademark was $11.2 million. In 2023, the Rochas teams underwent a strategic shift to take over their own brand operations, exiting contracts with manufacturers and distributors to make this new structure operational beginning in 2024. In the fourth quarter of 2024, we again took a $4.0 million impairment charge on the Rochas fashion trademark after management reviewed and agreed with an independent expert's conclusion that the valuation of the trademark was $7.2 million. There were no impairment charges taken in 2025 or 2023.

(3)	Inventories

Inventories consist of the following:

(In thousands)	December 31, 2025	December 31, 2024
Raw materials and component parts	$129,706	$137,572
Finished goods	221,671	234,348

	$351,377	$371,920

Overhead included in inventory aggregated $6.5 million and $6.1 million as of December 31, 2025 and 2024, respectively. Included in inventories is an inventory reserve, which represents the difference between the cost of the inventory and its estimated net realizable value, based upon sales forecasts and the physical condition of the inventories. In addition, and as necessary, specific reserves for future known or anticipated events may be established. Inventory reserves aggregated $24.9 million and $18.4 million as of December 31, 2025 and 2024, respectively.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2025, 2024 and 2023

 (In thousands except share and per share data)

(4)	Fair Value of Financial Instruments

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at December 31, 2025
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$137,093	$3,801	$133,292	$—
Interest rate swaps	1,597	—	1,597	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	498	—	498	—
Foreign currency forward exchange contracts accounted for using hedge accounting	169	—	169	—

Total Assets	$139,357	$3,801	$135,556	$—

		Fair Value Measurements at December 31, 2024
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments	$109,311	$7,703	$101,608	$—
Interest rate swaps	1,967	—	1,967	—

Total Assets	$111,278	$7,703	$103,575	$—

Liabilities:
Foreign currency forward exchange contracts not accounted for using hedge accounting	445	—	445	—
Foreign currency forward exchange contracts accounted for using hedge accounting	1,435	—	1,435	—

Total Liabilities	$1,880	$—	$1,880	$—

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2025, 2024 and 2023

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

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $58.8 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in other comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $141.0 million) of the purchase price was financed through a 10-year term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income (loss) and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying income statements. Such gains and losses were immaterial in each of the years in the three-year period ended December 31, 2025.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The valuation of interest rate swaps is included in long-term debt on the accompanying consolidated balance sheets. The valuation of foreign currency forward exchange contracts at December 31, 2025 and December 31, 2024, resulted in an asset and is included in other current assets on the accompanying consolidated balance sheets.

At December 31, 2025, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately U.S. $64 million which all have maturities of less than one year.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2025, 2024 and 2023

 (In thousands except share and per share data)

(6)	Property, Equipment and Leasehold Improvements

	December 31,
	2025	2024
Land and Building (construction in progress)	$161,081	$147,786
Equipment	92,315	59,800
Leasehold improvements	10,462	8,456
	263,858	216,042
Less accumulated depreciation	78,967	62,269
	$184,891	$153,773

Depreciation expense was $10.9 million, $10.4 million and $9.8 million in 2025, 2024, and 2023, respectively.

Land and building includes construction in progress in the amount $25.2 million and $10.5 million at December 31, 2025 and 2024, respectively.

(7)	Trademarks, Licenses and Other Intangible Assets

2025	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$153,502	$—	$153,502
Trademarks (finite lives)	46,068	678	45,390
Licenses (finite lives)	224,001	100,918	123,083
Other intangible assets (finite lives)	24,062	20,852	3,210
Subtotal	294,131	122,448	171,683
Total	$447,633	$122,448	$325,185

2024	Gross	Accumulated	Net Book
	Amount	Amortization	Value
Trademarks (indefinite lives)	$116,187	$—	$116,187
Trademarks (finite lives)	40,732	599	40,133
Licenses (finite lives)	202,852	79,800	123,052
Other intangible assets (finite lives)	20,238	17,126	3,112
Subtotal	263,822	97,525	166,297
Total	$380,009	$97,525	$282,484

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

Amortization expense was $14.4 million, $13.6 million and $7.5 million in 2025, 2024 and 2023, respectively. Amortization expense is expected to approximate $12.2 million in 2026, $12.0 million in 2027, $11.3 million in 2028, $10.8 million in 2029, and $10.4 million in 2030. The weighted average amortization period for trademarks, licenses and other intangible assets with finite lives are 18 years, 15.5 years and 2.5 years, respectively, and 14.8 years on average.

During the year ended December 31, 2025, the majority of the change in gross amount of trademarks with indefinite lives was related to the acquisition of all intellectual property rights of Goutal Paris in March 2025.

The Company reviews intangible assets with indefinite lives for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. There was an impairment charge for trademarks with indefinite useful lives of $4.0 million in 2024, relating to our Rochas fashion business. There were no impairment charges for trademarks with indefinite useful lives in 2025 and 2023. The fair values used in our evaluations are estimated based upon discounted future cash flow projections using a weighted average cost of capital of 8.34%, 9.47%, and 10.39% as of December 31, 2025, 2024 and 2023, respectively. The cash flow projections are based upon a number of assumptions, including future sales levels and future cost of goods and operating expense levels, as well as economic conditions, changes to our business model or changes in consumer acceptance of our products which are more subjective in nature. The Company believes that the assumptions it has made in projecting future cash flows for the evaluations described above are reasonable and currently no other impairment indicators exist for our indefinite-lived assets. However, if future actual results do not meet our expectations, the Company may be required to record an impairment charge, the amount of which could be material to our results of operations.

The cost of trademarks, licenses and other intangible assets with finite lives is being amortized by the straight-line method over the term of the respective license or the intangible assets estimated useful life which range from three to thirty years. If the residual value of a finite life intangible asset exceeds its carrying value, then the asset is not amortized. The Company reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Trademarks (finite lives) primarily represent Lanvin brand names and trademarks. In connection with their purchase, Lanvin was granted the right to repurchase the brand names and trademarks on July 1, 2027 for €70 million (approximately $82.3 million), representing the residual value, in accordance with an amendment signed in 2021. Because the residual value of the intangible asset exceeds its carrying value, the asset is not being amortized.

(8)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2025	2024
Advertising liabilities	$71,463	$66,248
Salary (including bonus and related taxes)	27,387	26,743
Royalties	29,343	27,206
Due vendors (not yet invoiced)	34,108	24,027
Retirement reserves	5,973	5,012
Refund (return) liability	12,166	10,826
Other	9,182	12,696
	$189,622	$172,758

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2025, 2024 and 2023

 (In thousands except share and per share data)

(9)	Loans Payable – Banks

In May 2025, the Company and its domestic subsidiaries entered into a €30 million senior unsecured revolving credit facility, which bears interest at the Euribor plus a margin of 1.65%. The line of credit which has a maturity date of April 18, 2026, is expected to be renewed on an annual basis. The company took out an advance on this line of credit in May 2025 of €30 million and repaid the amount in full in September 2025. The interest on this borrowing was 3.52%.

The Company and its domestic subsidiaries have available a $25 million unsecured revolving line of credit due on demand, which bears interest at the Secured Overnight Financing Rate ("SOFR") plus 1.75% (the SOFR was 3.87% as of December 31, 2025). The line of credit which has a maturity date of April 30, 2026, is expected to be renewed on an annual basis.

The Company and its domestic subsidiaries have available a $20 million unsecured revolving line of credit due on demand, which bears interest at the SOFR plus a margin (the SOFR was 3.87% as of December 31, 2025). The line of credit, which has a maturity date of December 31, 2025, is expected to be renewed on an annual basis.

Borrowings outstanding pursuant to all lines of credit were zero as of December 31, 2025 and 2024.

The Company’s foreign subsidiaries have available credit lines totaling approximately $9.4 million (€8 million) provided by a consortium of international financial institutions. These credit lines bear interest at the three-month Euribor rate plus 1.65% (Three-Month Euribor was 2.03% at December 31, 2025). Borrowings outstanding pursuant to lines of credit were $9.4 million and $8.3 million as of December 31, 2025 and 2024.

The weighted average interest rate on these short-term borrowings was 5.2% as of December 31, 2025 and 2024.

(10)	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2025	2024
$35.3 million (€30 million) payable in 72 monthly installments of approximately $0.5 million each beginning in June 2025, bearing interest at one-month Euribor plus 0.88%	31,819	-
$23.5 million (€20 million) payable in 72 monthly installments of approximately $0.3 million each beginning in June 2025, bearing interest at 3.0% per annum	21,401	-
$47.0 million (€40 million) payable in 36 monthly installments of approximately $1.3 million each beginning in August 2024, bearing interest at 4.03% per annum	$25,525	$36,087
$58.8 million (€50 million) payable in 48 equal monthly installments of $1.2 million beginning in December 2022, bearing interest at one-month Euribor plus 0.825%	13,463	25,052
$141.0 million (€120 million) payable in 120 equal monthly installments of $1.2 million beginning in April 2021, bearing interest at one-month Euribor plus 0.75%	73,731	77,481
$15.0 million payable in 14 equal annual installments of $1.1 million beginning in January 2020 including interest imputed at 4.1% per annum	—	8,416
$17.6 million payable (€15 million) in 10 equal annual installments of $1.8 million beginning in October 2021 including interest imputed at 2.0% per annum	10,089	10,305
	176,028	157,341
Less current maturities	54,774	41,607
Total	$121,254	$115,734

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2025, 2024 and 2023

 (In thousands except share and per share data)

In December 2025, the Company entered into an amendment with a Licensor that released the Company from its obligations to make further installment payments on the $15.0 million payable. A gain of $7.6 million was recorded within Other income on the consolidated statement of income related to this debt extinguishment.

In June 2025, the Company entered into a $35.3 million (€30 million) three-year loan agreement. The loan agreement bears interest at a variable rate of one-month Euribor plus a margin of 0.88%.

In June 2025, the Company entered into a $23.5 million (€20 million) three-year loan agreement. The loan agreement bears interest at 3.0% per annum.

In July 2024, the Company entered into a $47.0 million (€40 million) three-year loan agreement. The loan agreement bears interest at 4.03% per annum.

In December 2022, to finance Interparfums SA’s acquisition of the Lacoste trademark, the Company entered into a $58.8 million (€50 million) four-year loan agreement. The loan agreement bears interest at one-month Euribor rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

In April 2021, to finance the acquisition of Interparfums SA’s corporate headquarters, the Company entered into a $141.0 million (€120 million) ten-year credit agreement. Approximately $94 million (€80.0 million) of the variable rate debt was swapped for variable interest rate debt with maximum rate of 2% per annum. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Maturities of long-term debt subsequent to December 31, 2025 are approximately $54.8 million in 2026, $35.1 million in 2027, $25.6 million in 2028, $25.7 million in 2029, $24.4 million in 2030, and $10.5 million thereafter through 2033.

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

As of December 31, 2025, the weighted average remaining lease term was 3.5 years and the weighted average discount rate used to determine the operating lease liability was 3.2%. Rental expense related to operating leases was $7.1 million, $6.5 million, and $5.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Operating lease payments included in operating cash flows totaled $7.0 million, $6.1 million, and $5.3 million in 2025, 2024, and 2023, respectively. Noncash additions to operating lease assets totaled $0.8 million, $2.5 million, and $4.8 million in 2025, 2024, and 2023, respectively.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2025, 2024 and 2023

 (In thousands except share and per share data)

Maturities of lease liabilities subsequent to December 31, 2025 are as follows:

(In thousands)

2026	$6,512
2027	6,392
2028	5,727
2029	3,700
2030	128
Thereafter	415
22,874
Less imputed interest (based on 3.2% weighted-average discount rate)	(581)
$22,293

License Agreements

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2038. In connection with certain of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments as follows:

(In thousands)

2026	$378,484
2027	355,078
2028	338,869
2029	320,429
2030	275,121
Thereafter	1,308,933
$2,976,914

Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2025, without consideration for potential renewal periods. The above figures do not reflect the fact that our distributors share our advertising obligations. Royalty expense included in selling, general and administrative expenses, aggregated $121.7 million, $117.8 million and $103.8 million in 2025, 2024 and 2023, respectively, and represented 8.2%, 8.1% and 7.9% of net sales for the years ended December 31, 2025, 2024 and 2023, respectively.
F-26

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2025, 2024 and 2023

 (In thousands except share and per share data)

(12)	Equity

Share-Based Payments

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a four to five-year period. The fair value of shares vested aggregated $0.8 million, $1.2 million and $1.2 million in 2025, 2024 and 2023, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally the Company’s policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested options – beginning of year	118,650	$30.02
Nonvested options granted	50,500	$20.51
Nonvested options vested or forfeited	(37,550)	$28.40
Nonvested options – end of year	131,600	$26.83

The effect of share-based payment expenses decreased income statement line items as follows:

	Year Ended December 31,
	2025	2024	2023
Income before income taxes	$1,568	$2,379	$2,525
Net income attributable to Interparfums, Inc.	1,071	1,565	1,700
Diluted earnings per share attributable to Interparfums, Inc.	0.03	0.05	0.05

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2025, 2024 and 2023

 (In thousands except share and per share data)

The following table summarizes stock option activity and related information for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025		2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Shares under option -beginning of year	248,430	$103.00	308,970	$86.52	441,580	$67.30
Options granted	50,500	84.64	47,250	130.60	47,500	147.71
Options exercised	(102,240)	74.13	(105,510)	66.83	(154,220)	52.04
Options forfeited	(9,640)	125.23	(2,280)	115.59	(25,890)	76.32
Shares under option - end of year	187,050	112.67	248,430	103.00	308,970	86.52

At December 31, 2025, options for 410,380 shares were available for future grant under the plans. The aggregate intrinsic value of options outstanding is $0.1 million as of December 31, 2025 and unrecognized compensation cost related to stock options outstanding aggregated $3.3 million, which will be recognized over the next five years.

The weighted average fair values of options granted by Interparfums, Inc. during 2025, 2024 and 2023 were $20.51, $33.31 and $35.08 per share, respectively, on the date of grant using the Black-Scholes option pricing model to calculate the fair value.

The assumptions used in the Black-Scholes pricing model are set forth in the following table:

	Year Ended December 31,
	2025	2024	2023
Weighted average expected stock-price volatility	31%	30%	29%
Weighted average expected option life	4.3 years	4.4 years	4.0 years
Weighted average risk-free interest rate	3.7%	4.4%	3.8%
Weighted average dividend yield	2.7%	2.3%	2.0%

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

Proceeds, tax benefits and intrinsic value related to stock options exercised were as follows:

	Year Ended December 31,
	2025	2024	2023
Proceeds from stock options exercised	$7,579	$7,049	$8,025
Tax benefits	$23	$673	$1,150
Intrinsic value of stock options exercised	$2,392	$7,052	$11,578

 INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2025, 2024 and 2023

 (In thousands except share and per share data)

The following table summarizes additional stock option information as of December 31, 2025:

Exercise prices	Options outstanding	Options outstanding weighted average remaining contractual life	Options exercisable
$62.18 - $69.11	4,500	0.08 years	4,500
$97.84	44,300	1.99 years	24,900
$147.71	42,500	2.99 years	17,000
$130.60	45,250	4.00 years	9,050
$84.64	50,500	5.00 years	—
Totals	187,050	3.47 years	55,450

As of December 31, 2025, the weighted average exercise price of options exercisable was $115.58 and the weighted average remaining contractual life of options exercisable is 2.5 years. The aggregate intrinsic value of options exercisable at December 31, 2025 is $0.1 million.

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

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed or to be distributed pursuant to this plan were pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of December 31, 2025, the Company had acquired 106,046 shares at an aggregate cost of $4.5 million.

In December 2025, Interparfums SA, approved a new performance-based free share plan to grant an aggregate of 137,900 shares to all Interparfums SA employees and corporate officers who are employed as of the final vesting date of March 1, 2029, subject to certain corporate performance conditions. The fair value of the grant was determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of the grant, adjusted for expected dividends over the vesting period and for performance conditions. Based on the expected retention rate and probability of achieving performance conditions, the total estimated expense for the plan is approximately $2.3 million (€2 million), recognized on a straight-line basis over the 3.25 year vesting period. In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of December 31, 2025, the Company has not acquired any shares.

All share purchases and issuances have been classified as equity transactions on the accompanying consolidated balance sheet.

Treasury Stock

In December 2022 and continuing through 2023, our Board of Directors authorized a share repurchase program for our outstanding common stock up to 166,060 shares. In February 2024, our Board of Directors authorized the Company to continue repurchasing up to 130,000 shares throughout 2024 and in February 2025, our Board of Directors again authorized the company to continue repurchasing up to 130,000 shares throughout 2025, which was increased to 260,000 shares in April 2025.

During 2025, the Company repurchased 145,125 shares at a cost of $13.9 million and during 2023, the Company repurchased 116,860 shares at a cost of $15.4 million. No shares were repurchased during 2024. These shares are classified as treasury stock on the accompanying consolidated balance sheet.
F-29

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 December 31, 2025, 2024 and 2023

 (In thousands except share and per share data)

During 2025, the cancellation of 1,093,950 of outstanding shares that were classified as treasury stock with $0 value was authorized by our Board of Directors on April 2, 2025 and by our shareholders at our 2025 Annual Meeting of Shareholders held on September 9, 2025. The shares were cancelled on September 18, 2025 when the Certificate of Amendment was filed in Delaware. As a result of the cancellation, these shares were removed from the number of treasury stock common shares as of December 31, 2025 on the accompanying consolidated balance sheet.

Dividends

In February 2023, our Board of Directors authorized an annual dividend to $2.50 per share and in February 2024, our Board of Directors increased the annual dividend to $3.00 per share. In February 2025, our Board of Directors further increased the annual dividend to $3.20 per share, and in 2026 our Board of Directors maintained the annual dividend at $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on March 31, 2026 to shareholders of record on March 16, 2026.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year ended December 31,
(In thousands except share and per share data)	2025	2024	2023

Numerator:
Net income attributable to Interparfums, Inc.	$168,387	$164,358	$152,654

Denominator:
Weighted average shares	32,102,264	32,036,728	31,994,328
Effect of dilutive securities:
Stock options	35,933	87,557	145,374
Denominator for diluted earnings per share	32,138,197	32,124,285	32,139,702

Earnings per share:
Net income attributable to Interparfums, Inc.
common shareholders:
Basic	$5.25	$5.13	$4.77
Diluted	5.24	5.12	4.75

Not included in the above computations is the effect of anti-dilutive potential common shares, which consist of outstanding options to purchase 0.1 million, 0.05 million, and nil shares of common stock for 2025, 2024, and 2023, respectively.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

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

Information on the Company’s operations by segments is as follows:

	Year ended December 31, 2025
	United States based operations	European based operations	Total
Net sales	$482,416	$1,016,303	$1,498,719
Eliminations (a)	—	(10,210)	(10,210)
	482,416	1,006,093	1,488,509
Less: (b)
Cost of sales	200,927	344,470
Eliminations (a)	—	(4,107)
Segment gross margin	281,489	665,730	947,219
Less: (b)
Advertising and Promotion	75,393	219,261
Employee related costs	51,642	77,328
Royalties	36,007	85,732
Other segment items (c)	39,497	92,042
Segment income from operations	$78,950	$191,367	$270,317

Reconciliation:
Interest expense			7,248
Loss on foreign currency			4,779
Interest and investment income			(3,877)
Other income			(9,165)
Income before income taxes			$271,332

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

	Year ended December 31, 2024
	United States based operations	European based operations	Total
Net sales	$511,307	$953,046	$1,464,353
Eliminations (a)	—	(12,028)	(12,028)
	511,307	941,018	1,452,325
Less: (b)
Cost of sales	215,207	314,465
Eliminations (a)	—	(4,688)
Segment gross margin	296,100	631,241	927,341
Less: (b)
Advertising and Promotion	79,479	$201,065
Employee related costs	51,318	74,071
Royalties	37,081	80,711
Other segment items (c)	39,048	89,772
Segment income from operations	$89,174	$185,622	$274,796

Reconciliation:
Interest expense			7,825
Loss on foreign currency			1,085
Interest and investment income			(2,218)
Other income			(287)
Income before income taxes			$268,391

	Year ended December 31, 2023
	United States based operations	European based operations	Total
Net sales	$455,758	$863,397	$1,319,155
Eliminations (a)	—	(1,480)	(1,480)
	455,758	861,917	1,317,675
Less: (b)
Cost of sales	195,973	282,624
Segment gross margin	259,785	579,293	839,078
Less: (b)
Advertising and Promotion	70,033	191,253
Employee related costs	45,880	70,473
Royalties	32,573	71,214
Other segment items (c)	32,622	73,648
Segment income from operations	$78,677	$172,705	$251,382

Reconciliation:
Interest expense			11,253
Loss on foreign currency			1,582
Interest and investment income			(10,729)
Other income			(317)
Income before income taxes			$249,593

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

(a)	Eliminations of intercompany sales relate to European based operations products sold to United States based operations.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(c)	Other segment items for each reportable segment include expenses for professional services, travel & entertainment, rent, warehousing, shipping, depreciation & amortization, and other selling, general and administrative costs.

Other segment disclosures:

	Year ended December 31,
	2025	2024	2023
Net income attributable to Interparfums, Inc.:
United States	$68,842	$68,164	$63,354
Europe	104,122	101,698	89,677
Eliminations	(4,577)	(5,504)	(377)
	$168,387	$164,358	$152,654
Depreciation and amortization expense including impairment loss:
United States	$6,806	$6,838	$6,517
Europe	18,496	21,520	10,814
	$25,302	$28,358	$17,331
Interest and investment income:
United States	$2,175	$514	$346
Europe	1,702	2,392	10,810
Eliminations	—	(688)	(427)
	$3,877	$2,218	$10,729
Interest expense:
United States	$1,258	$1,838	$1,351
Europe	5,990	6,675	10,329
Eliminations	—	(688)	(427)
	$7,248	$7,825	$11,253
Income tax expense:
United States	$17,232	$17,805	$15,180
Europe	45,891	48,988	46,763
Eliminations	64	(1,835)	(126)
	$63,187	$64,958	$61,817

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025 2024 and 2023

(In thousands except share and per share data)

	December 31,
	2025	2024	2023
Total assets:
United States	$369,871	$352,139	$344,341
Europe	1,229,174	1,073,326	1,066,684
Eliminations	(13,797)	(14,204)	(41,696)
	$1,585,248	$1,411,261	$1,369,329
Additions to long-lived assets(a):
United States	$1,020	$1,882	$3,918
Europe	47,180	20,470	49,450
	$48,200	$22,352	$53,368
Total long-lived assets(a):
United States	$43,885	$50,401	$57,372
Europe	489,537	410,459	436,819
	$533,422	$460,860	$494,191

(a) Total long-lived assets include property, equipment and leasehold improvements, trademarks, licenses, and other intangible assets, and right-of-use assets.

United States export sales were approximately $200.3 million, $218.5 million and $230.5 million in 2025, 2024 and 2023, respectively. Consolidated net sales to customers by region are as follows:

	Year ended December 31,
	2025	2024	2023
North America	$556,712	$541,850	$511,655
Western Europe	383,196	364,308	301,228
Asia/Pacific	188,995	196,978	191,772
Eastern Europe	121,064	118,130	103,227
Middle East and Africa	117,934	122,844	117,115
Central and South America	120,608	108,215	92,678

	$1,488,509	$1,452,325	$1,317,675

For net sales, a major country is defined as a group of customers in a country with combined net sales of greater than 10% of consolidated net sales or as otherwise deemed significant. Net sales in the United States were approximately $532.4 million, $522.1 million, and $493.2 million in 2025, 2024 and 2023, respectively. Net sales in France were approximately $72.9 million, $65.4 million, and $51.0 million in 2025, 2024 and 2023, respectively. No other country represented greater than 10% of the Company's consolidated net sales or was otherwise deemed significant.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

(15)	Income Taxes

The components of income before income taxes consist of the following:

	Year ended December 31,
	2025	2024	2023
U.S. operations	$90,437	$83,169	$103,517
Foreign operations	180,895	185,222	146,076
	$271,332	$268,391	$249,593

The provision for current and deferred income tax expense (benefit) consists of the following:

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$14,107	$15,123	$18,356
State and local	3,017	2,627	2,297
Foreign	44,856	49,814	42,691
	61,980	67,564	63,344
Deferred:
Federal	(523)	(1,246)	484
State and local	(154)	(162)	81
Foreign	1,884	(1,198)	(2,092)
	1,207	(2,606)	(1,527)
Total income tax expense	$63,187	$64,958	$61,817

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2025	2024
Net deferred tax assets:
Inventory and accounts receivable	$4,852	$4,505
Profit sharing	2,612	2,274
Stock option compensation	86	314
Effect of inventory profit elimination(1)	—	—
Other	2,490	2,290
Total gross deferred tax assets, net	10,040	9,383
Valuation allowance	—	—
Net deferred tax assets	10,040	9,383
Deferred tax liabilities (long-term):
Building expenses	(332)	(1,196)
Trademarks and licenses	(4,075)	(2,104)
Unrealized gain on marketable equity securities	(837)	(560)
Other	(562)	(58)
Total deferred tax liabilities	(5,806)	(3,918)
Net deferred tax assets	$4,234	$5,465

(1) As described in Note 1, Correction of Immaterial Misstatements in Prior Period Financial Statements, the Company revised certain prior-period income tax disclosures to correct the classification of prepaid expenses that were previously presented as a deferred tax asset.

No valuation allowances have been provided for deferred tax assets in 2025 as management believes that it is more likely than not that the asset will be realized in the reduction of future taxable income.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year ended December 31, 2025
	(in thousands)	Percent
Tax at U.S. Statutory Rate	$56,980	21.00%
State and Local Income Taxes(1)	1,812	0.67%
Foreign Tax Effects
France
Foreign Rate Differential	7,540	2.78%
Other	1,419	0.52%
Other Foreign Jurisdictions	(230)	(0.09)
Effects of Cross-Border Tax Laws	(1,657)	(0.61)%
Tax Credits	(349)	(0.13)%
Nontaxable or Nondeductible Items	366	0.13
Changes in Unrecognized Tax Benefits	450	0.17
Other Adjustments
Amended Return Impacts	(3,000)	(1.11)%
Other	(144)	(0.04)%
	$63,187	23.29%

(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New York State, New Jersey, and California.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2024	2023
Statutory rates	21.0%	21.0%
State and local taxes, net of Federal benefit	0.7	0.8
Windfall benefit from exercise of stock options	(0.3)	(0.4)
Benefit of Foreign Derived Intangible Income	(0.9)	(0.9)
Effect of foreign taxes greater than U.S. statutory rates	3.5	4.1
Other	0.2	0.2
Effective rates	24.2%	24.8%

Below is a tabular reconciliation of the total amounts of unrecognized tax benefits ("UTBs").

	Year ended December 31,
	2025	2024	2023
Gross increases - tax positions in prior period	$—	$—	$—
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	571	—	—
Settlement	—	—	—
Lapse of statute of Limitations	—	—	—
UTBs - December 31	$571	$—	$—

Included in the balance of UTBs are tax benefits that, if recognized, would effect the effective tax rate are $0.45 million, $0 million and $0 million as of December 31, 2025, 2024 and 2023, respectively.

The Company accrued interest and penalties of $0 during 2025 and in total, as of December 31, 2025, recognized a liability related to the UTBs noted above for interest and penalties of $0.

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions.

A mutual agreement procedure between the French and United States tax authorities in 2025 resulted in a $3 million favorable outcome in which we were able to reclaim the tax assessment of €2.8 million ($3.1 million) paid in France in 2023. The Company’s French subsidiary is no longer subject to foreign tax examination for years before 2022. Beginning in 2025, the Company's French subsidiary is undergoing an audit for tax years 2022 and 2023. They have not been notified of any additional upcoming audits.

The Company is no longer subject to U.S. federal, state, and local income tax examinations by tax authorities for years before 2022.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

(In thousands except share and per share data)

The amount of cash income taxes paid by the Company were as follows:

Year ended December 31, 2025
(in thousands)
Federal	$15,629
State and Local	938
Foreign
France	53,520
Italy	4,985
All other foreign	2,639
Income taxes, net of amounts refunded	$77,711

(16)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss consist of the following:

	Year ended December 31,
	2025	2024	2023

Net derivative instruments, beginning of year	$(1,631)	$64	$1,709
Net derivative instrument gain (loss), net of tax	2,543	(1,695)	(1,645)
Net derivative instruments, end of year	912	(1,631)	64

Net pension benefits, beginning of year	2,019	—	—
Net pension benefits (loss) gain, net of tax	(151)	2,019	—
Net pension benefits, end of year	1,868	2,019	—

Cumulative translation adjustments, beginning of year	(72,627)	(40,252)	(57,765)
Foreign currency translation adjustments	60,818	(32,375)	17,513
Cumulative translation adjustments, end of year	(11,809)	(72,627)	(40,252)

Accumulated other comprehensive loss	$(9,029)	$(72,239)	$(40,188)

(17)	Related Party Transactions

In 2023, a foreign subsidiary of Interparfums, Inc. began leasing office space and receiving consulting services from affiliates of the Company’s Chairman and principal stockholder. The Company incurred approximately $68 thousand and $48 thousand of expenses for these services in the year ended December 31, 2025 and 2024, respectively. The Company owed $34 thousand and $0 related to these expenses as of December 31, 2025 and 2024, respectively.

Schedule II

INTERPARFUMS, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2025	$2,368	1,741	306	(d)	1,169	(a)	3,246
Year ended December 31, 2024	$2,104	1,046	(127)	(d)	655	(a)	2,368
Year ended December 31, 2023	$4,690	(1,466)	(670)	(d)	450	(a)	2,104

Allowance for sales returns, net of inventory:
Year ended December 31, 2025	$4,760	7,182	—		4,484	(b)	7,458
Year ended December 31, 2024	$3,698	4,715	—		3,653	(b)	4,760
Year ended December 31, 2023	$5,410	3,071	—		4,783	(b)	3,698

Inventory reserve:
Year ended December 31, 2025	$18,312	7,211	1,875	(d)	2,535	(c)	24,863
Year ended December 31, 2024	$21,243	(566)	(883)	(d)	1,482	(c)	18,312
Year ended December 31, 2023	$11,431	10,284	476	(d)	948	(c)	21,243

(a)	Write-off of bad debts.
(b)	Write-off of sales returns.
(c)	Disposal of inventory
(d)	Foreign currency translation adjustment

See accompanying reports of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interparfums, Inc.

By:	/s/ Jean Madar
Jean Madar, Chief Executive Officer
Date: March 10, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jean Madar	Chairman of the Board of Directors
Jean Madar	and Chief Executive Officer	March 10, 2026

/s/ Michel Atwood
Michel Atwood	Chief Financial Officer and Director	March 10, 2026

/s/ Philippe Benacin
Philippe Benacin	Director	March 10, 2026

/s/ Philippe Santi
Philippe Santi	Director	March 10, 2026

/s/ François Heilbronn
François Heilbronn	Director	March 10, 2026

/s/ Robert Bensoussan
Robert Bensoussan	Director	March 10, 2026

/s/ Veronique Gabai-Pinsky
Veronique Gabai-Pinsky	Director	March 10, 2026

/s/ Gilbert Harrison
Gilbert Harrison	Director	March 10, 2026

/s/ Gerard Kappauf
Gerard Kappauf	Director	March 10, 2026

/s/ Patrick Bousquet-Chavanne
Patrick Bousquet-Chavanne	Director	March 10, 2026

/s/ Herve Bouillonnec
Herve Bouillonnec	Director	March 10, 2026

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

The following documents previously filed with the Commission are incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024:

Exhibit No.	Description
10.174	Nonqualified Stock Option Agreement for Michel Atwood dated December 30, 2022

10.175	Nonqualified Stock Option Agreement for Michel Atwood dated December 29, 2023

10.176	Nonqualified Stock Option Agreement for Michel Atwood dated December 31, 2024

19	Insider Trading Policy

23	Consent of Forvis Mazars, LLP

23.1	Consent of Mazars USA LLP

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer

97	Recovery of Erroneously Awarded Incentive Base Compensation

 The following documents are filed with this report, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025:

Exhibit No.	Description	Page Nos.
10.156	Consulting Agreement with Jean Madar Holding SAS (previously filed with the Commission)	130

10.168	Eighth Modification of Lease for portions of 551 5th Avenue, New York, NY (previously filed with the Commission)	139

10.168.1	Exhibits to Eighth Modification of Lease for portions of 551 5th Avenue, New York, NY (previously filed with the Commission)	144

10.171	Amendment to Consulting Agreement for Jean Madar Holding SAS (previously filed with the Commission)	155

10.177	Nonqualified Stock Option Agreement for Michel Atwood dated December 31, 2025	157

10.178	Nonqualified Stock Option Agreement for Herve Bouillonnec dated December 31, 2025	159

10.178.1	Nonqualified Stock Option Agreement for Herve Bouillonnec dated December 31, 2024	161

10.178.2	Nonqualified Stock Option Agreement for Herve Bouillonnec dated December 29, 2023	163

10.178.3	Nonqualified Stock Option Agreement for Herve Bouillonnec dated December 30, 2022	165

21	Subsidiaries	167

23	Consent of Forvis Mazars, LLP	168

23.1	Consent of Mazars USA LLP	169

31.1	Certification Required by Rule 13a-14 of Chief Executive Officer	170

31.2	Certification Required by Rule 13a-14 of Chief Financial Officer	171

32.1	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	172

32.2	Certification Required by Section 906 of the Sarbanes-Oxley Act by Chief Executive Officer	173