Form 10-Q
period 2026-03-31
INTERPARFUMS INC
filed 2026-05-05
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTERPARFUMS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At May 5, 2026, there were 32,025,781 shares of common stock, par value $.001 per share, outstanding.

INTERPARFUMS, INC. AND SUBSIDIARIES

INTERPARFUMS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.	Financial Statements

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We have condensed such financial statements in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Therefore, such financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued by filing with the SEC. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 2025, included in our annual report filed on Form 10-K.

The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 (In thousands except share and per share data)

 (Unaudited)

ASSETS
	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$79,864	$158,091
Short-term investments	157,206	137,093
Accounts receivable, net	332,731	320,625
Inventories	369,630	351,377
Receivables, other	5,853	9,014
Other current assets	44,669	39,954
Income taxes receivable	7,814	11,211
Total current assets	997,767	1,027,365
Property, equipment and leasehold improvements, net	179,389	184,891
Right-of-use assets, net	22,229	23,347
Trademarks, licenses and other intangible assets, net	317,032	325,185
Deferred tax assets	5,311	4,234
Other assets	21,055	20,226
Total assets	$1,542,783	$1,585,248

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$4,599	$9,400
Current portion of long-term debt	50,158	54,774
Current portion of lease liabilities	6,212	6,326
Accounts payable – trade	85,342	77,210
Accrued expenses	150,836	189,622
Income taxes payable	8,781	6,671
Total current liabilities	305,928	344,003
Long–term debt, less current portion	107,190	121,254
Lease liabilities, less current portion	14,609	15,967
Deferred tax liabilities	2,504	—

Equity:
Interparfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued	—	—
Common stock, $.001 par; authorized 100,000,000 shares; outstanding 32,025,781 and 32,067,285 shares at March 31, 2026 and December 31, 2025, respectively	32	32
Additional paid-in capital	127,503	127,541
Retained earnings	846,631	828,906
Accumulated other comprehensive loss	(21,853)	(9,029)
Treasury stock, at cost, 9,078,844 and 9,032,840 shares at March 31, 2026 and December 31, 2025, respectively	(70,670)	(66,734)
Total Interparfums, Inc. shareholders’ equity	881,643	880,716
Noncontrolling interest	230,909	223,308
Total equity	1,112,552	1,104,024
Total liabilities and equity	$1,542,783	$1,585,248

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

 (Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net sales	$344,885	$338,819

Cost of sales	120,246	122,842

Gross margin	224,639	215,977

Selling, general and administrative expenses	150,505	140,900

Income from operations	74,134	75,077

Other expenses (income):
Interest expense	1,434	1,545
Loss on foreign currency	102	781
Interest and investment income	(2,318)	(581)
Other income	(290)	(79)

	(1,072)	1,666

Income before income taxes	75,206	73,411

Income taxes	18,503	18,008

Net income	56,703	55,403

Less: Net income attributable to the noncontrolling interest	13,337	12,911

Net income attributable to Interparfums, Inc.	$43,366	$42,492

Earnings per share:

Net income attributable to Interparfums, Inc. common shareholders:
Basic	$1.35	$1.32
Diluted	$1.35	$1.32

Weighted average number of shares outstanding:
Basic	32,028	32,121
Diluted	32,028	32,174

Dividends declared per share	$0.80	$0.80

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Comprehensive income:

Net income	$56,703	$55,403

Other comprehensive income:

Net derivative instrument gain, net of tax	73	4,333

Transfer from OCI into earnings	(912)	1,631

Pension benefits, net of tax	(55)	(50)

Foreign currency translation adjustments	(17,160)	27,922

Comprehensive income	38,649	89,239

Comprehensive income attributable to the noncontrolling interests:

Net income	13,337	12,911

Other comprehensive income:

Net derivative instrument gain, net of tax	20	1,191

Pension benefits, net of tax	(15)	(14)

Foreign currency translation adjustments	(5,235)	7,274

Comprehensive income attributable to the noncontrolling interests	8,107	21,362

Comprehensive income attributable to Interparfums, Inc.	$30,542	$67,877

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Common stock, beginning and end of period	$32	$32

Additional paid-in capital, beginning of period	127,541	106,702
Shares issued upon exercise of stock options	280	1,077
Share-based compensation	244	206
Other	(562)	—
Additional paid-in capital, end of period	127,503	107,985

Retained earnings, beginning of period	828,906	763,240
Net income	43,366	42,492
Dividends	(25,641)	(25,700)
Share-based compensation	—	306
Retained earnings, end of period	846,631	780,338

Accumulated other comprehensive loss, beginning of period	(9,029)	(72,239)
Foreign currency translation adjustment	(11,925)	20,648
Transfer from other comprehensive income into earnings	(912)	1,631
Pension benefits, net of tax	(40)	(36)
Net derivative instrument gain, net of tax	53	3,142
Accumulated other comprehensive loss, end of period	(21,853)	(46,854)

Treasury stock, beginning of period	(66,734)	(52,864)
Shares repurchased	(3,936)	—
Treasury stock, end of period	(70,670)	(52,864)

Noncontrolling interest, beginning of period	223,308	197,774
Net income	13,337	12,911
Foreign currency translation adjustment	(5,235)	7,274
Pension benefits, net of tax	(15)	(14)
Net derivative instrument gain, net of tax	20	1,191
Share-based compensation	180	55
Transfer of subsidiary shares purchased	(1,248)	—
Other	562	—
Dividends	—	(309)
Noncontrolling interest, end of period	230,909	218,882

Total equity	$1,112,552	$1,007,519

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$56,703	$55,403
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,799	5,927
Provision for doubtful accounts	837	(36)
Noncash stock compensation	425	559
Share of income of equity investment	(290)	(79)
Noncash lease expense	1,609	1,745
Deferred tax provision	1,388	1,524
Change in fair value of derivatives	889	(2,415)
Changes in:
Accounts receivable	(18,766)	(20,774)
Inventories	(24,428)	(12,252)
Other assets	(3,889)	247
Operating lease liabilities	(1,695)	(1,851)
Accounts payable and accrued expenses	(23,874)	(42,539)
Income taxes, net	5,377	7,183

Net cash provided by (used in) operating activities	85	(7,358)

Cash flows from investing activities:
Purchases of short-term investments	(105,486)	(31,653)
Proceeds from sale of short-term investments	82,021	69,097
Purchases of property, equipment and leasehold improvements	(1,363)	(1,440)
Payment for intangible assets acquired	(1,775)	(22,495)

Net cash (used in) provided by investing activities	(26,603)	13,509

Cash flows from financing activities:
Proceeds from loans payable, bank	(4,682)	(1,052)
Repayment of long-term debt	(15,167)	(12,451)
Proceeds from exercise of options	280	1,077
Dividends paid	(25,641)	(25,700)
Dividends paid to noncontrolling interest	—	(309)
Purchase of subsidiary shares from noncontrolling interests	(1,248)	—
Purchase of treasury stock	(3,936)	—

Net cash used in financing activities	(50,394)	(38,435)

Effect of exchange rate changes on cash	(1,315)	3,468

Net decrease in cash and cash equivalents	(78,227)	(28,816)

Cash and cash equivalents - beginning of period	158,091	125,433

Cash and cash equivalents - end of period	$79,864	$96,617

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,346	$1,401
Income taxes	12,129	9,475

See notes to consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies:

The accounting policies we follow are set forth in the notes to our consolidated financial statements included in our Form 10-K, which was filed with the Securities and Exchange Commission for the year ended December 31, 2025.

2.	Recent Agreements:

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

David Beckham

In January 2026, we entered into a 20-year license agreement for David Beckham brand fragrances and fragrance related products, a subsidiary of the Authentic Brands Group. This license will become effective on April 1, 2028. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

Goutal

In March 2025, we announced that our 72% owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Goutal Paris held by Amorepacific Europe. In January 2026, Interparfums SA began commercial use of the fragrance brand.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Rochas Fashion

As a result of operational challenges faced by the Rochas Fashion business, we have taken impairment charges on our Rochas fashion trademark, and in the fourth quarter of 2024, management reviewed and agreed with an independent expert's conclusion that the fair value of the trademark was $7.2 million. There have been no triggering events in the first quarter of 2026 and 2025 that would require management to perform an impairment analysis.

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

4.	Inventories:

Inventories consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Raw materials and component parts	$132,378	$129,706
Finished goods	237,252	221,671

	$369,630	$351,377

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at March 31, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$157,206	$3,621	$153,585	$—
Interest rate swaps	2,113	—	2,113	—

Total Assets	$159,319	$3,621	$155,698	$—

Liabilities:
Interest rate swaps	$26	$—	$26	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	386	—	386	—

Total Liabilities	$412	$—	$412	$—

		Fair Value Measurements at December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$137,093	$3,801	$133,292	$—
Interest rate swaps	1,597	—	1,597	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	498	—	498	—
Foreign currency forward exchange contracts accounted for using hedge accounting	169	—	169	—

Total Assets	$139,357	$3,801	$135,556	$—

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

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $57.5 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $138.0 million) of the purchase price was financed through a 10-year variable rate term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in loss on foreign currency in the accompanying consolidated statements of income. Such gains and losses were immaterial for the three months ended March 31, 2026 and 2025, respectively.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The fair value of interest rate swaps includes a liability position, which is included in long-term debt on the accompanying consolidated balance sheet, and an asset position, which is included in other assets on the accompanying balance sheet. The fair value of foreign currency forward exchange contracts at March 31, 2026, resulted in a net liability and is included in accrued expenses on the accompanying consolidated balance sheet.

At March 31, 2026, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately USD $38.0 million, all of which have maturities of less than one year.

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

As of March 31, 2026, the weighted average remaining lease term was 3.3 years and the weighted average discount rate used to determine the operating lease liability was 3.2%. Rental expense related to operating leases was $1.7 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. Operating lease payments included in operating cash flows totaled $1.7 million and $1.9 million for the March 31, 2026 and 2025, respectively, and noncash additions to operating lease assets totaled $0.4 million and $0.03 million for the March 31, 2026 and 2025, respectively.

8.	Share-Based Payments:

The Company maintains a stock option program for key employees, executives and directors. The plans, all of which have been approved by shareholder vote, provide for the granting of both nonqualified and incentive options. Options granted under the plans typically have a six-year term and vest over a five-year period. The fair value of shares vested during the March 31, 2026 and 2025 aggregated $0.0 million and $0.02 million, respectively. Compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures are estimated based on historic trends. It is generally our policy to issue new shares upon exercise of stock options.

The following table sets forth information with respect to nonvested options for the March 31, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested options at January 1, 2026	131,600	$26.83
Nonvested options granted	—	—
Nonvested options vested or forfeited	(2,000)	$29.96
Nonvested options at March 31, 2026	129,600	$26.78

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payment expense decreased income before income taxes by $0.42 million and $0.56 million for the three months ended March 31, 2026 and 2025, respectively, and decreased income attributable to Interparfums, Inc. by $0.29 million and $0.36 million for the three months ended March 31, 2026 and 2025 respectively, for the corresponding periods of the prior year.

The following table summarizes stock option information as of March 31, 2026:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2026	187,050	$112.67
Options forfeited	(2,900)	126.33
Options exercised	(4,500)	62.18

Outstanding at March 31, 2026	179,650	$113.72

Options exercisable	50,050	$120.17
Options available for future grants	410,380

As of March 31, 2026, the weighted average remaining contractual life of options outstanding is 3.3 years (2.4 years for options exercisable); the aggregate intrinsic value of options outstanding and options exercisable is $0.3 million and $0.0 million, respectively; and unrecognized compensation cost related to stock options outstanding aggregated $3.1 million.

Cash proceeds, tax benefits and intrinsic value related to stock options exercised during the March 31, 2026 and 2025 were as follows:

(In thousands)	March 31, 2026	March 31, 2025

Cash proceeds from stock options exercised	$280	$1,077
Tax benefits	20	125
Intrinsic value of stock options exercised	160	840

There were no options granted during the March 31, 2026 and March 31, 2025.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares distributed pursuant to this plan were pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. As of March 31, 2026 the Company acquired 106,046 shares at an aggregate cost of $4.5 million.

In December 2025, Interparfums SA, approved a new performance-based free share plan to grant an aggregate of 137,900 shares to all Interparfums SA employees and corporate officers who are employed as of the final vesting date of March 1, 2029, subject to certain corporate performance conditions. The fair value of the grant was determined based on the quoted stock price of Interparfums SA shares as reported by the Euronext on the date of the grant, adjusted for expected dividends over the vesting period and for performance conditions. Based on the expected retention rate and probability of achieving performance conditions, the total estimated expense for the plan is approximately $2.3 million (€2 million), recognized on a straight-line basis over the 3.25 year vesting period. In order to avoid dilution of the Company’s ownership of Interparfums SA, all shares to be distributed pursuant to this plan will be pre-existing shares of Interparfums SA, purchased in the open market by Interparfums SA. During the 3 months ended March 31, 2026 and as of March 31, 2026, the Company acquired 56,264 shares at an aggregate cost of $1.5 million.

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three months ended
(In thousands)	March 31,
	2026	2025
Numerator:
Net income attributable to Interparfums, Inc.	$43,366	$42,492
Denominator:
Weighted average shares	32,028	32,121
Effect of dilutive securities:
Stock options	—	53
Denominator for diluted earnings per share	32,028	32,174

Earnings per share:
Net income attributable to
Interparfums, Inc. common shareholders:
Basic	$1.35	$1.32
Diluted	$1.35	$1.32

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.18 million shares of common stock for the three months ended March 31, 2026 and 0.04 million shares of common stock for the three months ended March 31, 2025.

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

Information on the Company’s operations by segments is as follows:

	Three Months Ended March 31, 2026
	United States based operations	European based operations	Total
Net sales	$96,136	$252,217	$348,353
Eliminations (a)	—	(3,468)	(3,468)
	96,136	248,749	344,885
Less: (b)
Cost of sales	39,487	82,120
Eliminations (a)	—	(1,361)
Segment gross margin	56,649	167,990	224,639
Less: (b)
Advertising and Promotion	14,916	36,661
Employee related costs	13,494	19,867
Royalties	8,454	23,452
Other segment items (c)	9,190	24,471
Segment income from operations	$10,595	$63,539	$74,134

Reconciliation:
Interest expense			1,434
Loss on foreign currency			102
Interest and investment income			(2,318)
Other income			(290)
Income before income taxes			$75,206

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
	Three Months Ended March 31, 2025
	United States based operations	European based operations	Total
Net sales	$94,345	$247,826	$342,171
Eliminations (a)	—	(3,352)	(3,352)
	94,345	244,474	338,819
Less: (b)
Cost of sales	38,966	85,382
Eliminations (a)	—	(1,506)
Segment gross margin	55,379	160,598	215,977
Less: (b)
Advertising and Promotion	15,388	36,140
Employee related costs	13,865	18,188
Royalties	7,038	21,023
Other segment items (c)	8,627	20,631
Segment income from operations	$10,461	$64,616	$75,077

Reconciliation:
Interest expense			1,545
Loss on foreign currency			781
Interest and investment loss (income)			(581)
Other expense (income)			(79)
Income before income taxes			$73,411

(a)	Eliminations of intercompany sales relate to European based operations products sold to United States based operations.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(c)	Other segment items for each reportable segment include expenses for professional services, travel and entertainment, rent, warehousing, shipping, depreciation and amortization, and other selling, general and administrative costs.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Other segment disclosures:

	Three Months Ended March 31,
	2026	2025
Net income attributable to Interparfums, Inc.:
United States	$8,422	$8,668
Europe	36,524	35,209
Eliminations	(1,580)	(1,385)
	$43,366	$42,492
Depreciation and amortization expense:
United States	$1,478	$1,680
Europe	4,321	4,247
	$5,799	$5,927
Interest and investment (income) loss:
United States	$365	$232
Europe	1,953	349
	$2,318	$581
Interest expense:
United States	$116	$210
Europe	1,318	1,335
	$1,434	$1,545
Income tax expense:
United States	$1,666	$1,712
Europe	16,959	16,449
Eliminations	(122)	(153)
	$18,503	$18,008
Additions to long-lived assets(a):
United States	$1,408	$170
Europe	1,730	23,765
	$3,138	$23,935

(a) Total long-lived assets include property, equipment and leasehold improvements, trademarks, licenses, and other intangible assets, and right-of-use assets.

	March 31,	December 31,
	2026	2025
Total Assets:
United States	$345,267	$369,871
Europe	1,212,956	1,229,174
Eliminations	(15,440)	(13,797)
	$1,542,783	$1,585,248

INTERPARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements in this report which are not historical in nature are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. In some cases, you can identify forward-looking statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. You should not rely on forward-looking statements because actual events or results may differ materially from those indicated by these forward-looking statements as a result of a number of important factors. These factors include, but are not limited to, the risks and uncertainties discussed under the headings “Forward Looking Statements” and “Risk Factors” in Interparfums’ annual report on Form 10-K for the fiscal year ended December 31, 2025, and the reports Interparfums files from time to time with the Securities and Exchange Commission (“SEC”). Interparfums does not intend to and undertakes no duty to update the information contained in this report.

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

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 72% of net sales for the three months ended March 31, 2026 and 2025. We have built a portfolio of prestige brands, which include Boucheron, Coach, Goutal, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Longchamp, Moncler, Montblanc, Off-White, Rochas, Solférino and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States based operations, we also produce and distribute fragrance and fragrance related products. United States based operations represented 28% of net sales for the three months ended March 31, 2026 and 2025. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanuel Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Coach, Jimmy Choo, Montblanc, GUESS, Lacoste, Donna Karan/DKNY, and Ferragamo brand names.

As a percentage of net sales for the three months ended March 31, 2026 and 2025, product sales for the Company’s largest brands represented 81% and 76%, respectively, with a split by brand as follows:

	Three Months Ended March 31,
	2026	2025

Coach	21%	16%
Jimmy Choo	18%	19%
Montblanc	16%	14%
GUESS	11%	10%
Lacoste	7%	8%
Donna Karan/DKNY	6%	6%
Ferragamo	2%	3%

INTERPARFUMS, INC. AND SUBSIDIARIES

For the three months ended March 31, 2026, Macy's, our top retail customer, accounted for approximately 12% of net sales. No one customer represented 10% or more of net sales for the three months ended March 31, 2025.

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

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2025 Annual Report on Form 10-K filed with the SEC.

INTERPARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

Net Sales:

	Three Months Ended
	March 31,
(in millions)	2026	2025	% Change

European based product sales	$252.2	$247.8	2%
United States based product sales	96.1	94.3	2%
Eliminations	(3.5)	(3.3)	n/a
	$344.9	$338.8	2%

*n/a = not applicable

Net sales for the three months ended March 31, 2026 increased 2% from the three months ended March 31, 2025. The average dollar/euro exchange rate for the current first quarter was 1.17 compared to 1.05 in the first quarter of 2025, resulting in a positive foreign exchange impact on net sales of 4.6% in the three months ended March 31, 2026 as compared to the prior year period.

For European based operations, sales in the three months ended March 31, 2026 increased 2%, compared to the corresponding period of the prior year, which included a 5.5% positive foreign exchange impact. Coach fragrance sales grew 30%, in the first quarter of 2026, following an 11% increase in the prior year period. This growth was driven by strong sell-in following the launches of new extensions within the Coach Women and Coach Men franchises, Coach Cherry and Coach Platinum, as well as sustained strong demand across most existing lines. Montblanc fragrance sales rose 14% in the first quarter of 2026, driven by the launch of Legend Elixir, the continued success of Explorer Extreme, and a lower sales base in last year's first quarter. We plan to launch a new extension for the Explorer Extreme line in the second half of the year to sustain the brand. While Jimmy Choo fragrance sales continue to grow in the United States, supported by the ongoing success of the I Want Choo franchise and the first quarter launch of Jimmy Choo Man Parfum, overall brand net sales declined 4% in the first quarter of 2026. This reflected a moderate downturn in certain European and Asian markets. Fragrance sales of Lacoste declined 12% in the first quarter of 2026 against a high base in the prior year period in which sales grew 30% behind a very successful innovation program as well as challenging market conditions primarily in Eastern Europe. We remain confident in the brand's medium and long-term potential, given recent and upcoming extensions in 2026 and planned blockbuster launches in 2027 and 2028.

For United States based operations, sales in the three months ended March 31, 2026 increased 2% compared to the corresponding period of the prior year, which included a 2.5% positive foreign exchange impact. GUESS fragrance sales rose 11% in the first quarter of 2026 supported by successful launches of new extension within the Iconic and Seductive pillars, Iconic Sublime, the newest men's fragrance that extends the franchise's strong momentum, and Seductive Desire, a bold new dual-gender fragrance duo. Following a successful first two years in our portfolio, Roberto Cavalli continued to generate robust results, achieving 32% sales growth during the first quarter of 2026. Growth was fueled by the latest innovation released during the quarter, including the Just Cavalli Wild Heart extension dual-gender duo, Wild Pink & Wild Blue, and Verde Assoluto, the newest fragrance within the Uomo pillar. Donna Karan/DKNY net sales declined by a modest 3% in the first quarter of 2026 off a strong sales base in the first quarter of 2025; however, sales of Be Delicious Core rebounded by 16% in the first quarter of 2026, compared to the prior year period, reflecting renewed consumer demand and strengthening momentum for the franchise. We expect sales to improve as the year progresses, driven by support for the new DKNY three-scent collection, Be Delicious Latte, and the new fragrance for the Donna Karan Cashmere Collection, Cashmere & Rose Absolu.

While the 2026 first quarter experienced a slight decline in organic sales, net sales grew overall, and we remain cautiously optimistic about the remainder of 2026. Looking ahead to 2027, we continue to be optimistic by the enhanced offerings within our current portfolio of brands, the introduction of new fragrances from recently acquired brands and licenses, and the selective pursuit of incremental brand opportunities. While the pace of growth in the market is starting to normalize closer to historical levels following massive growth seen over the past few years, the power of our diverse brand portfolio, in combination with our agile operating model, should help us gain market share.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region	Three Months Ended
(In millions)	March 31,
	2026	2025

North America	$131.2	$123.0
Western Europe	86.5	86.2
Asia/Pacific	46.6	50.3
Central and South America	38.2	31.0
Eastern Europe	22.4	25.6
Middle East and Africa	20.0	22.7
	$344.9	$338.8

In the three months ended March 31, 2026, net sales in our largest market, North America, rose 7% as compared to the prior year period behind continued market growth, the launch of several extensions, in particular for Coach, as well as successful marketing and advertising investments, while sales in Western Europe remained flat behind slow consumer demand. Our sales in Asia/Pacific decreased by 7% driven by distribution changes we implemented in 2025 in South Korea and India, and softer consumer demand in Australia/New Zealand, which were partially compensated by strong growth in China.  Central and South America net sales increased 23% due to the success of women's and men's Coach franchises and the strength of the Montblanc Legend line. Our net sales in Eastern Europe decreased 12% in the three months ended March 31, 2026 as compared to the prior year period driven by operational difficulties in certain countries, which disproportionately impacted Lanvin and Lacoste. Middle East and Africa net sales also declined 12% primarily due to recent intensification of the conflicts in those regions.

Gross Profit Margin	Three Months Ended
(in millions)	March 31,
	2026	2025

European based operations
Net sales	$252.2	$247.8
Cost of sales	82.1	85.4
Gross profit margin	$170.1	$162.4
Gross profit margin as a percentage of net sales	67.4%	65.5%

United States based operations
Net sales	$96.1	$94.3
Cost of sales	39.5	38.9
Gross profit margin	$56.6	$55.4
Gross profit margin as a percentage of net sales	58.9%	58.7%

The Company’s gross profit margin as a percentage of net sales was 65.1% for the three months ended March 31, 2026 as compared to 63.7% for the corresponding period of the prior year. The increase was the result of favorable segment, brand and channel mix as well as lower than expected destruction costs. These were partially offset by tariffs which represented an expense of $6 million in the three months ended March 31, 2026 as compared to the prior year period.

For European based operations, gross profit margin as a percentage of net sales was 67.4% for the three months ended March 31, 2026, respectively, as compared to 65.5% for the corresponding period of the prior year. The increase was the result of favorable brand and channel mix as well as lower than expected destruction costs. These were partially offset by tariffs which represented an expense of $4 million in the three months ended March 31, 2026 as compared to the prior year period.

INTERPARFUMS, INC. AND SUBSIDIARIES

For United States based operations, gross profit margin as a percentage of net sales remained flat at 58.9% for the three months ended March 31, 2026 respectively, as compared to 58.7% for the corresponding period of the prior year. Favorable brand and channel mix as well as lower than expected destruction costs were offset by tariffs which represented an expense of $2 million in the three months ended March 31, 2026 as compared to the prior year period.

Generally, we do not bill customers for shipping and handling costs, which are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, general and administrative expenses	Three Months Ended
(In millions)	March 31,
	2026	2025

European based operations
Selling, general and administrative expenses	$104.4	$96.0
Selling, general and administrative expenses as a percentage of net sales	41.4%	38.7%

United States based operations
Selling, general and administrative expenses	$46.1	$44.9
Selling, general and administrative expenses as a percentage of net sales	47.9%	47.6%

The Company’s selling, general and administrative expenses as a percentage of net sales were 43.6%  for the three months ended March 31, 2026 as compared to 41.6% for the three months ended March 31, 2025. The increase in selling, general and administrative expenses as a percentage of net sales in the quarter resulted from royalty costs growing ahead of sales driven by unfavorable brand mix as well higher logistics costs related to supply chain transitions and channel mix.

For European based operations, selling, general and administrative expenses increased 8.8% for the three months ended March 31, 2026, respectively as compared to the corresponding period of the prior year, and represented 41.4% of net sales for the three months ended March 31, 2026, as compared to 38.7% for the three months ended March 31, 2025.  The increase in expenses was largely driven by increases in employee related costs as we are building up our Korean subsidiary and higher logistics costs related to increased warehouse fees. Royalty costs also grew ahead of sales driven by unfavorable brand mix. For United States based operations, selling, general and administrative expenses increased 2.5% for the three months ended March 31, 2026 as compared to the corresponding period of the prior year, in line with sales increases, and represented 47.9% of net sales for the three months ended March 31, 2026, as compared to 47.6%  for the three months ended March 31, 2025.

Promotion and advertising included in selling, general and administrative expenses aggregated $51.6 million for the three months ended March 31, 2026, respectively, as compared to $51.5 million for the corresponding period of the prior year and represented 15.0% of net sales for the three months ended March 31, 2026, respectively, as compared to 15.2% for the corresponding period of the prior year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches and to build brand awareness. We are also investing in line with anticipated sell out by our retailers, which we believe are higher than our reported sales. We believe that our promotion and advertising efforts have a beneficial effect on sales. As such, the Company is focused on increasing promotional and advertising spending to support the continued success of our brands. Long term, we continue to anticipate that on a full year basis, promotion and advertising expenditures will aggregate approximately 21% of net sales.

INTERPARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $31.9 million for the three months ended March 31, 2026, respectively, as compared to $28.1 million for the corresponding period of the prior year. Royalty expense represented 9.3% of net sales for the three months ended March 31, 2026 as compared to 8.3% of net sales for the corresponding periods of the prior year. This increase was primarily driven by unfavorable brand mix.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 21.5% for the three months ended March 31, 2026, respectively, as compared to 22.2% for the corresponding period of the prior year.

Other Income and Expense

Overall, other income and expense for the three months ended March 31, 2026, was a gain of $1.1 million as compared to a loss of $1.7 million in the corresponding prior year period. The main drivers of the change are discussed in more detail below. These include the positive impact of the change in foreign currency where we recognized a loss of only $0.1 million in the first three months of 2026 compared to a loss of $0.8 million in the first three months of 2025. Additionally, we had a gain on interest income related to cash and cash equivalents and short-term investments of $1.7 million and a reduction in interest expense on borrowings of $0.1 million.

Interest expense is primarily related to the financing of brand and licensing acquisitions, as well as our headquarters in Paris. Long-term debt including current maturities aggregated $157.3 million and $176.0 million as of March 31, 2026 and December 31, 2025, respectively. Interest expense was $1.4 million in the three months ended March 31, 2026 compared to $1.5 million in the prior year period.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Approximately 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in the three months ended March 31, 2026 and 2025.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments and realized and unrealized gains and losses on marketable equity securities. Interest income was $1.6 million in the three months ended March 31, 2026 compared to $1.3 million in the prior year period. Additionally, we recognized gains on marketable equity securities of $0.7 million in the three months ended March 31, 2026 compared a loss of $0.7 million in the three months ended March 31, 2025.

Income Taxes

Our consolidated effective tax rate was 24.6% and 24.5% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for European based operations remained flat at 25.4% for the three months ended March 31, 2026 as compared to 25.5% for the three months ended 2025.  The effective tax rate for United States based operations was 19.7% for the three months ended March 31, 2026, as compared to 18.1% for the corresponding period of the prior year. Our effective tax rate for United States based operations differs from the 21% statutory rate in the United States as it is a blended rate across multiple jurisdictions, and takes into account benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign-derived deduction-eligible income, slightly offset by state and local taxes. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three Months Ended
(In thousands)	March 31,
	2026	2025

Net income attributable to European based operations	$49,861	$48,119
Net income attributable to United States based operations	8,422	8,668
Eliminations	(1,580)	(1,384)
Net income	56,703	55,403
Less: Net income attributable to the noncontrolling interest	13,337	12,911
Net income attributable to Interparfums, Inc.	$43,366	$42,492

Net income attributable to Interparfums, Inc. was $43.4 million for the three months ended March 31, 2026, respectively, as compared to $42.5 million for the corresponding period of the prior year.

Net income attributable to European based operations was $49.9 million for the three months ended March 31, 2026, as compared to $48.1 million for the corresponding period of the prior year, while net income attributable to United States based operations was $8.4 million for the three months ended March 31, 2026, as compared to $8.7 million the corresponding period of the prior year. The fluctuations in net income for both European based operations and United States based operations are directly related to the previous discussions pertaining to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company, as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 28% of European based operations net income for both the three months ended March 31, 2026 and 2025. Net profit margins attributable to Interparfums, Inc. for the three months ended March 31, 2026 and 2025 aggregated 12.6% and 12.5%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of March 31, 2026, we had $237.1 million in cash, cash equivalents and short-term investments, the majority of which are held in euros by our European based operations and is readily convertible into U.S. dollars. We have not experienced any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of March 31, 2026, working capital aggregated $692 million. Approximately 79% of the Company’s total assets are held by European based operations, and approximately $285 million of trademarks, licenses and other intangible assets are also held by European based operations.

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2049. In connection with most of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 11 – Commitments in our 2025 annual report on Form 10-K, which is incorporated by reference herein. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2025, without consideration for potential renewal periods and do not reflect the fact that our distributors share our advertising obligations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In January 2026, we entered into long-term global licensing agreements for the creation, development and distribution of fragrances and fragrance related products under the David Beckham and Nautica brands, effective April 1, 2028 and January 1, 2030, respectively.  In July 2025, our 72% owned French subsidiary, Interparfums SA, signed an exclusive fragrance license agreement with Longchamp running through December 31, 2036. Our rights under these licenses are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The first launch under our Longchamp license is expected in 2027. In June 2025, our 72% owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Maison Goutal held by Amorepacific Europe, which is operating the Goutal brand under an existing license agreement that expired on December 31, 2025, when Interparfums SA began commercial use of the fragrance brand. Additionally, in June 2025, we renewed the Coach license agreement for an additional five-year term, extending the license through June 30, 2031.

INTERPARFUMS, INC. AND SUBSIDIARIES

Cash provided by operating activities aggregated $0.1 million for the three months ended March 31, 2026 compared to cash used in operating activity of $7.4 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, working capital items used $67.3 million in cash from operating activities, as compared to $70.0 million in the 2025 period. From a cash flow perspective, accounts receivables are up 6% from year end 2025. The balance is reasonable based on first quarter 2026 sales levels and seasonality of the business. Days' sales outstanding increased to 78 days, up from 74 days in the corresponding period of the prior year, driven by changes in our channel mix. Despite the increase, we are still seeing strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels as of March 31, 2026 increased 7% from year end 2025. Despite the increase, we continue to drive inventory efficiencies and work to increase conversion of raw materials into finished goods, resulting in finished goods making up 64% of our inventory levels at March 31, 2026 as compared to 63% at March 31, 2025. Despite foreign exchange headwinds, our inventories are down significantly year over year with $370 million at March 31, 2026 compared to $396 million at March 31, 2025, translating to a reduction of 17 days inventory on hand.

Cash flows used in investing activities in 2026 are comprised of the net effect of purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than six months, marketable equity securities and other contracts. In the first quarter of 2026, our strong cash flow position has enabled us to increase our short-term investments by $23 million compared to the year ended December 31, 2025.

In March 2025, the Company paid approximately $19.7 million for the purchase of the Goutal trademark.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, spend on tools and molds fluctuates depending on our new product development and is typically not material. Capital expenditures also include amounts for office fixtures, computer equipment, and industrial equipment needed at our distribution centers.

Cash flows used in financing activities in 2026 predominately reflect repayments of debt and payments of dividends to stockholders.

Our short-term financing requirements are expected to be met by available cash on hand at March 31, 2026, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2026 consist of $45 million in unsecured revolving lines of credit provided by a consortium of domestic commercial banks and approximately $9.2 million (€8 million) in credit lines provided by a consortium of international financial institutions. There was $4.6 million of short-term borrowings outstanding pursuant to these facilities as of March 31, 2026 and $7.6 million outstanding as of March 31, 2025.

In February 2025, our Board of Directors authorized an annual dividend to $3.20 per share, and in 2026 our Board of Directors maintained the annual dividend at $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on June 30, 2026 to shareholders of record on June 15, 2026.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the United States and foreign countries in which we operate did not have a significant impact on operating results for the three months ended March 31, 2026; however, we have already started to see the impacts of tariffs on our cost structure and had adjusted our pricing accordingly in 2025. We continue to monitor for potential inflationary impacts as our suppliers potentially adjust their pricing as well.

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

At March 31, 2026, we had foreign currency contracts in the form of forward exchange contracts of approximately USD $38 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Please see Item 9A. Controls and Procedures, “Evaluation of Disclosure Controls and Procedures” and “Remediation Plan,” as contained in our 2025 annual report on Form 10-K as filed with the SEC (“2025 Annual Report”), which are incorporated by reference in this quarterly report. As stated in our 2025 Annual Report, we believe that the actions set forth under “Remediation Plan,” will collectively remediate the material weaknesses identified.  However, our material weaknesses will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate. The above disclosure is applicable to the evaluation of our disclosure controls and procedures for the first quarter of 2026.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Part II. Other Information

Item 1A. Risk Factors.

              Information regarding our Risk Factors can be found in our 2025 Annual Report on Form 10-K filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item (c).

In February 2025, our Board of Directors authorized the Company to continue repurchasing up to 130,000 shares throughout 2025, which was increased to 260,000 shares in April 2025. In February 2026, our Board of Directors authorized the Company to continue repurchasing up to 260,000 shares throughout 2026.

Interparfums, Inc. Purchase of Common Stock
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	46,004	$85.56	46,004	213,996 shares
February 1-28	0	n/a	0	213,996 shares
March 1-31	0	n/a	0	213,996 shares
Total	46,004	$85.56	46,004	213,996 shares

Item 5. Other Information

Item (c). During the first quarter of 2026, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

Items 1. Legal Proceedings, 3. Defaults Upon Senior Securities and 4. Mine Safety Disclosures, are omitted as they are either not applicable or have been included in Part I.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May 2026.

INTERPARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer