Form 10-Q
period 2026-06-30
INTERPARFUMS INC
filed 2026-08-04
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTERPARFUMS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

At August 4, 2026, there were 32,025,781 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands except share and per share data)

 (Unaudited)

ASSETS
	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$169,704	$158,091
Short-term investments	41,642	137,093
Accounts receivable, net allowances of $8,412 and $7,224, respectively	301,833	320,625
Inventories	375,584	351,377
Receivables, other	8,963	9,014
Other current assets	49,489	39,954
Income taxes receivable	3,755	11,211
Total current assets	950,970	1,027,365
Property, equipment and leasehold improvements, net	176,170	184,891
Right-of-use assets, net	20,685	23,347
Trademarks, licenses and other intangible assets, net	311,922	325,185
Deferred tax assets	9,848	4,234
Other assets	20,509	20,226
Total assets	$1,490,104	$1,585,248

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$2,849	$9,400
Current portion of long-term debt	46,320	54,774
Current portion of lease liabilities	6,146	6,326
Accounts payable – trade	82,858	77,210
Accrued expenses	146,166	189,622
Income taxes payable	2,986	6,671
Total current liabilities	287,325	344,003
Long–term debt, less current portion	96,524	121,254
Lease liabilities, less current portion	13,075	15,967
Deferred tax liabilities	2,482	—
Total liabilities	$399,406	$481,224

Equity:
Interparfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par; authorized 100,000,000 shares; issued 41,104,625 and 41,100,125 and outstanding 32,025,781 and 32,067,285 shares at June 30, 2026 and December 31, 2025, respectively	32	32
Additional paid-in capital	127,652	127,541
Retained earnings	838,588	828,906
Accumulated other comprehensive loss	(25,141)	(9,029)
Treasury stock, at cost, 9,078,844 and 9,032,840 shares at June 30, 2026 and December 31, 2025, respectively	(70,670)	(66,734)
Total Interparfums, Inc. shareholders’ equity	870,461	880,716
Noncontrolling interest	220,237	223,308
Total equity	1,090,698	1,104,024
Total liabilities and equity	$1,490,104	$1,585,248

See notes to condensed consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$341,037	$333,936	$685,922	$672,755

Cost of sales	117,512	112,847	237,758	235,689

Gross margin	223,525	221,089	448,164	437,066

Selling, general and administrative expenses	174,584	161,913	325,089	302,813

Income from operations	48,941	59,176	123,075	134,253

Other expenses (income):
Interest expense	1,457	1,787	2,891	3,332
Loss on foreign currency	67	1,580	169	2,360
Interest and investment (income) loss	(690)	1,929	(3,008)	1,349
Other income	(139)	(245)	(429)	(324)

Income before income taxes	48,246	54,125	123,452	127,536

Income taxes	11,364	12,928	29,867	30,936

Net income	36,882	41,197	93,585	96,600

Less: Net income attributable to the noncontrolling interests	6,395	9,209	19,732	22,120

Net income attributable to Interparfums, Inc. common shareholders	$30,487	$31,988	$73,853	$74,480

Earnings per share:

Net income attributable to Interparfums, Inc. common shareholders:
Basic	$0.95	$1.00	$2.31	$2.32
Diluted	$0.95	$0.99	$2.31	$2.32

Weighted average number of shares outstanding:
Basic	32,026	32,110	32,027	32,115
Diluted	32,026	32,149	32,027	32,162

Dividends declared per share	$0.80	$0.80	$1.60	$1.60

See notes to condensed consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Comprehensive income:

Net income	$36,882	$41,197	$93,585	$96,600

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(517)	2,172	(444)	6,505

Transfer from OCI into earnings	433	—	(479)	1,631

Pension benefits, net of tax	(53)	(52)	(108)	(102)

Foreign currency translation adjustments	(4,823)	59,180	(21,983)	87,102

Comprehensive income	31,922	102,497	70,571	191,736

Comprehensive income attributable to the noncontrolling interests:

Net income	6,395	9,209	19,732	22,120

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	(23)	602	(3)	1,793

Pension benefits, net of tax	(15)	(15)	(30)	(29)

Foreign currency translation adjustments	(1,634)	15,458	(6,869)	22,732

Comprehensive income attributable to the noncontrolling interests	4,723	25,254	12,830	46,616

Comprehensive income attributable to Interparfums, Inc.	$27,199	$77,243	$57,741	$145,120

See notes to condensed consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Common stock, beginning and end of period	$32	$32	$32	$32

Additional paid-in capital, beginning of period	127,503	107,985	127,541	106,702
Shares issued upon exercise of stock options	—	1,035	280	2,112
Share-based compensation	245	205	489	411
Other	(96)	—	(658)	—
Purchase/Transfer of subsidiary shares	—	(423)	—	(423)
Additional paid-in capital, end of period	127,652	108,802	127,652	108,802

Retained earnings, beginning of period	846,631	780,338	828,906	763,240
Net income	30,487	31,988	73,853	74,480
Dividends	(25,622)	(25,694)	(51,263)	(51,394)
Reclassification Adjustment - See Note 1	(12,908)	—	(12,908)	—
Share-based compensation	—	399	—	705
Retained earnings, end of period	838,588	787,031	838,588	787,031

Accumulated other comprehensive loss, beginning of period	(21,853)	(46,854)	(9,029)	(72,239)
Foreign currency translation adjustment, net of tax	(3,189)	43,722	(15,114)	64,370
Transfer from other comprehensive income into earnings	433	—	(479)	1,631
Pension benefits, net of tax	(38)	(37)	(78)	(73)
Net derivative instrument loss, net of tax	(494)	1,570	(441)	4,712
Accumulated other comprehensive loss, end of period	(25,141)	(1,599)	(25,141)	(1,599)

Treasury stock, beginning of period	(70,670)	(52,864)	(66,734)	(52,864)
Shares repurchased	—	(2,043)	(3,936)	(2,043)
Treasury stock, end of period	(70,670)	(54,907)	(70,670)	(54,907)

Noncontrolling interest, beginning of period	230,909	218,882	223,308	197,774
Net income	6,395	9,209	19,732	22,120
Foreign currency translation adjustment, net of tax	(1,634)	15,458	(6,869)	22,732
Pension benefits, net of tax	(15)	(15)	(30)	(29)
Net derivative instrument gain, net of tax	(23)	602	(3)	1,793
Share-based compensation	181	(177)	361	(122)
Purchase of subsidiary shares from noncontrolling interests	(248)	—	(1,496)	—
Other	96	—	658	—
Reclassification Adjustment - See Note 1	12,908	—	12,908	—
Dividends	(28,332)	(26,566)	(28,332)	(26,875)
Noncontrolling interest, end of period	220,237	217,393	220,237	217,393

Total equity	$1,090,698	$1,056,752	$1,090,698	$1,056,752

See notes to condensed consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$93,585	$96,600
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Depreciation and amortization	11,631	12,291
Provision for credit losses	537	108
Share-based compensation	850	946
Share of income of equity investment	(436)	(410)
Noncash lease expense	3,045	3,969
Deferred tax provision	(3,210)	5,821
Change in fair value of derivatives	933	(5,869)
Changes in:
Accounts receivable	10,700	3,637
Inventories	(33,000)	(16,802)
Other assets	(11,906)	(5,631)
Operating lease liabilities	(3,206)	(4,217)
Accounts payable and accrued expenses	(27,586)	(74,044)
Income taxes, net	3,730	(11,889)

Net cash provided by operating activities	45,667	4,510

Cash flows from investing activities:
Purchases of short-term investments	(116,623)	(47,361)
Proceeds from sale of short-term investments	210,100	112,078
Purchases of property, equipment and leasehold improvements	(2,389)	(16,631)
Payment for intangible assets acquired	(2,736)	(23,852)

Net cash provided by investing activities	88,352	24,234

Cash flows from financing activities:
Repayment of loans payable, bank	(6,416)	—
Proceeds from loans payable, bank	—	35,160
Proceeds from issuance of long-term debt	—	54,635
Repayment of long-term debt	(28,529)	(23,795)
Proceeds from exercise of options	280	2,112
Dividends paid	(51,263)	(51,394)
Dividends paid to noncontrolling interest	(28,332)	(26,875)
Other financing activities	(479)	—
Purchase of subsidiary shares from noncontrolling interests	(1,496)	(408)
Purchase of treasury stock	(3,936)	(2,043)

Net cash used in financing activities	(120,171)	(12,608)

Effect of exchange rate changes on cash	(2,235)	9,885

Net increase in cash and cash equivalents	11,613	26,021

Cash and cash equivalents - beginning of period	158,091	125,433

Cash and cash equivalents - end of period	$169,704	$151,454

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$2,550	$3,031
Income taxes	$25,385	$37,147

See notes to condensed consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026.

The condensed consolidated balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2025.

Accounts Receivable

Accounts receivables were $301.8 million, $320.6 million, $274.7 million as of June 30, 2026, December 31, 2025, and December 31, 2024, respectively.

Inventories

Inventories, including promotional merchandise, only include inventory considered saleable or usable in future periods, and are stated at the lower of cost and net realizable value, with cost being determined using an average cost method which approximates first-in, first-out (“FIFO”). Cost components include raw materials, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Promotional merchandise is charged to cost of sales at the time the merchandise is shipped to the Company’s customers.

Income Taxes

Our consolidated effective tax rate was 24.2% and 24.3% for the six months ended June 30, 2026 and 2025, respectively. The Company's effective income tax rate is primarily affected by the geographic mix of earnings among jurisdictions with different statutory tax rates, the benefit associated with the Foreign-Derived Intangible Income ("FDII") deduction, excess tax benefits related to stock-based compensation, state income taxes, and other permanent differences recognized during the period. These items collectively result in the Company's effective tax rate differing from the U.S. federal statutory rate. The company does not have a jurisdictional tax forecast but uses a forecasted tax rate by segment to validate the quarterly effective tax rate. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate. We also did not have any material discreet tax items this quarter nor significant changes in uncertain tax positions, valuation allowances, tax examinations, or enacted law changes. The Company was notified in June 2026 by the Internal Revenue Service that the Company will undergo an audit for the 2024 tax year.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Correction of Immaterial Misstatements in Financial Statements

Subsequent to the issuance of the December 31, 2025 consolidated financial statements, management identified a misclassification in the presentation of equity within the Consolidated Balance Sheets and Consolidated Statement of Changes in Shareholders’ Equity. Specifically, since inception, the equity component of Interparfums SA share-based compensation was improperly recorded in retained earnings rather than being presented in noncontrolling interest.

The Company evaluated the misclassification under ASC 250, Accounting Changes and Error Corrections, considering both quantitative and qualitative factors, including SEC Staff Accounting Bulletin No. 99. Management concluded the misclassification was not material to the previously issued financial statements and recorded the $12.9 million reclassification correction in the current period. This adjustment is reflected in the Consolidated Balance Sheets and Statement of Changes in Shareholders’ Equity.  Refer to the “Reclassification adjustment” line item in the Statement of Changes in Shareholders’ Equity.

The revision affected only equity presentation in the Consolidated Balance Sheets and Statement of Changes in Shareholders’ Equity and had no impact on net income, operating income, cash flows, total assets, total liabilities, or total equity for any periods presented.

Reclassifications

Certain prior year amounts in the accompanying consolidated statement of cash flows and notes to consolidated financial statements have been reclassified to conform with current period presentation.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). This update clarifies the applicability, form and content, and interim disclosure requirements in ASC Topic 270 and enhances navigability of the interim reporting guidance. ASU 2025-11 also establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-11 will have on its interim consolidated financial statements.

There are no other recent accounting pronouncements issued but not yet adopted that would have a material effect on our consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

4.	Inventories:

Inventories consist of the following:

(in thousands):	June 30, 2026	December 31, 2025
Raw materials and component parts	$126,840	$129,706
Finished goods	248,744	221,671

	$375,584	$351,377

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at June 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$41,642	$3,680	$37,962	$—
Interest rate swaps	1,651	—	1,651	—

Total Assets	$43,293	$3,680	$39,613	$—

Liabilities:
Interest rate swaps	$10	$—	$10	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	428	—	428	—

Total Liabilities	$438	$—	$438	$—

		Fair Value Measurements at December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$137,093	$3,801	$133,292	$—
Interest rate swaps	1,597	—	1,597	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	498	—	498	—
Foreign currency forward exchange contracts accounted for using hedge accounting	169	—	169	—

Total Assets	$139,357	$3,801	$135,556	$—

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The carrying amount of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses approximate fair value due to the short terms to maturity of these instruments. The carrying amount of loans payable approximates fair value as the interest rates on the Company’s indebtedness approximate current market rates. The fair value of the Company’s long-term debt was estimated based on the current rates offered to companies for debt with the same remaining maturities and is approximately equal to its carrying value.

Foreign currency forward exchange contracts are valued based on quotations from financial institutions and the value of interest rate swaps is the discounted net present value of the swaps using third party quotes from financial institutions.

6.	Derivative Financial Instruments:

The Company enters into foreign currency forward exchange contracts to hedge exposure related to receivables denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Before entering into a derivative transaction for hedging purposes, we determine that a high degree of initial effectiveness exists between the change in value of the hedged item and the change in the value of the derivative instrument from movement in exchange rates. High effectiveness means that the change in the cash flows of the derivative instrument will effectively offset the change in the cash flows of the hedged item. The effectiveness of each hedged item is measured throughout the hedged period and is based on the dollar offset methodology and excludes the portion of the fair value of the foreign currency forward exchange contract attributable to the change in spot-forward difference, which is reported in current period earnings. Any hedge ineffectiveness is also recognized as a gain or loss on foreign currency in the income statement. For contracts designated as hedges that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses accumulated in other comprehensive income are reclassified to earnings. If it is probable that the forecasted transaction will no longer occur, then any gains or losses accumulated in other comprehensive income are reclassified to current-period earnings.

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $57.0 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $136.7 million) of the purchase price was financed through a 10-year variable rate term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in loss on foreign currency in the accompanying consolidated statements of income. Such gains and losses were immaterial for the six months ended June 30, 2026 and 2025, respectively.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The fair value of interest rate swaps includes a liability position, which is included in long-term debt on the accompanying consolidated balance sheet, and an asset position, which is included in other current assets and other assets on the accompanying balance sheet. The fair value of foreign currency forward exchange contracts at June 30, 2026, resulted in a net liability and is included in accrued expenses on the accompanying consolidated balance sheet.

At June 30, 2026, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately USD $52 million, all of which have maturities of less than one year.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

7.	Commitments and Contingencies:

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

In determining lease asset value, the Company considers fixed or variable payment terms, prepayments, incentives, and options to extend or terminate, depending on the lease. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company uses its incremental borrowing rate based on information available at the lease commencement date for the location in which the lease is held in determining the present value of lease payments.

As of June 30, 2026, the weighted average remaining lease term was 3.4 years and the weighted average discount rate used to determine the operating lease liability was 3.2%. Rental expense related to operating leases was $1.5 million and $3.2 million for the three and six months ended June 30, 2026, respectively, as compared to $1.7 million and $3.4 million for the corresponding periods of the prior year. Rental expense is included in selling, general and administrative expenses in the accompanying consolidated statements of income. Operating lease payments included in operating cash flows totaled $3.2 million and $4.2 million for the six months ended June 30, 2026 and 2025, respectively, and noncash additions to operating lease assets totaled $0.5 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.

IEEPA Tariffs

On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) by the executive branch are not lawful. On March 4, 2026, the Court of International Trade orders U.S. Customs and Border Protection to begin the refund process for all importers who were subject to IEEPA tariffs.

The Company estimates it has paid approximately $17.6 million of IEEPA tariffs. As of June 30, 2026, the Company has received $8.7 million of these refunds, and has received an additional $8.0 million in July 2026. The Company has elected to apply a gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for these recoveries, whereby a gain is recognized when the gain is realized, which occurs when the cash is received. The accounting for the IEEPA tariff refund reflects the original treatment of the underlying tariff costs. For the three and six months ended June 30, 2026, the Company recognized $6.9 million for IEEPA tariffs associated with inventory that has been sold as a reduction in cost of sales in the Company’s Condensed Consolidated Statement of Income. For IEEPA tariffs associated with inventory on hand, the Company has reduced the carrying amount of inventory, which represented $1.8 million as of June 30, 2026.

Interest associated with IEEPA tariffs is recognized in interest and investment income in the Company’s Condensed Consolidated Statements of Income.

Share Repurchase and Line of Credit

In July 2026, the Board of Directors of our Company has authorized a share repurchase program to purchase outstanding shares in either our Company or its 72% owned subsidiary, Interparfums SA, which has its shares traded on the Euronext under the symbol “ITP,” or both, and has authorized our Company to enter into a line of credit of up to the amount of $250 million to be repaid over a maximum of 6 years to fund the share repurchase program. The terms of the line of credit are still to be finalized. We cannot assure you that the entire repurchase program will be completed or that any minimum number of shares in our Company or Interparfums SA will be repurchased.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Earnings per Share:

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Interparfums, Inc.	$30,487	$31,988	$73,853	$74,480
Denominator:
Weighted average shares	32,026	32,110	32,027	32,115
Effect of dilutive securities:
Stock options	—	39	—	47
Denominator for diluted earnings per share	32,026	32,149	32,027	32,162

Earnings per share:
Net income attributable to
Interparfums, Inc. common shareholders:
Basic	$0.95	$1.00	$2.31	$2.32
Diluted	$0.95	$0.99	$2.31	$2.32

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.18 million shares of common stock for the three and six months ended June 30, 2026 and 0.08 million shares of common stock for the three and six months ended June 30, 2025.

9.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Advertising liabilities	$43,525	$71,463
Salary (including bonus and related taxes)	17,764	27,387
Royalties	30,470	29,343
Due vendors (not yet invoiced)	33,545	34,108
Retirement reserves	5,996	5,973
Refund (return) liability	4,560	12,166
Other	10,306	9,182
	$146,166	$189,622

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

10.	Revenue Recognition:

Disaggregation of net sales by the Company’s geographic regions is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales by region.:
North America	$126,354	$122,400	$257,549	$245,413
Western Europe	83,687	89,837	170,178	176,040
Asia/Pacific	57,899	41,549	104,453	91,826
Central and South America	34,757	32,586	72,969	63,617
Eastern Europe	20,138	20,164	42,543	45,762
Middle East and Africa	18,202	27,400	38,230	50,097
	$341,037	$333,936	$685,922	$672,755

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

	Six Months Ended June 30,
	2026	2025
Coach	19%	17%
Jimmy Choo	18%	17%
Montblanc	16%	15%
GUESS	11%	10%
Lacoste	7%	8%
Donna Karan/DKNY	7%	6%
Ferragamo	3%	3%

For the six months ended June 30, 2026, Macy's, our top retail customer, accounted for approximately 10% of net sales. No one customer represented 10% or more of net sales for the six months ended June 30, 2025.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Segment Reporting:

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

Information on the Company’s operations by segments is as follows:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	United States based operations	European based operations	Total	United States based operations	European based operations	Total
Net sales:	$112,803	$231,090	$343,893	$208,939	$483,307	$692,246
Eliminations (a)	(192)	(2,664)	(2,856)	(192)	(6,132)	(6,324)
	112,611	228,426	341,037	208,747	477,175	685,922
Less: (b)
Cost of Sales	43,333	75,226		82,820	157,346
Eliminations (a)	(95)	(952)		(95)	(2,313)
Segment gross margin	69,373	154,152	223,525	126,022	322,142	448,164
Less: (b)
Advertising and Promotion	17,377	59,830		32,293	96,491
Employee Related costs	13,324	19,134		26,818	39,001
Royalties	9,316	21,558		17,770	45,010
Other segment items (c)	9,953	24,092		19,143	48,563
Segment income from operations	$19,403	$29,538	$48,941	$29,998	$93,077	$123,075

Reconciliation:
Interest Expense			1,457			2,891
Loss (gain) on foreign currency			67			169
Interest and investment income			(690)			(3,008)
Other (income) expense			(139)			(429)
Income before taxes			$48,246			$123,452

INTERPARFUMS, INC. AND SUBSIDIARIE

Notes to Condensed Consolidated Financial Statements

	Three months ended June 30, 2025			Six months ended June 30, 2025
	United States based operations	European based operations	Total	United States based operations	European based operations	Total
Net sales:	$95,759	$240,549	$336,308	$190,104	$488,375	$678,479
Eliminations (a)	—	(2,372)	(2,372)	—	(5,724)	(5,724)
	95,759	238,177	333,936	190,104	482,651	672,755
Less: (b)
Cost of Sales	37,606	76,143		76,572	161,525
Eliminations (a)	—	(902)		—	(2,408)
Segment gross margin	58,153	162,936	221,089	113,532	323,534	437,066
Less: (b)
Advertising and Promotion	15,902	52,939		31,289	89,079
Employee Related costs	13,350	18,475		27,215	36,663
Royalties	7,235	20,470		14,273	41,493
Other segment items (c)	9,521	24,021		18,149	44,652
Segment income from operations	$12,145	$47,031	$59,176	$22,606	$111,647	$134,253

Reconciliation:
Interest Expense			1,787			3,332
Loss (gain) on foreign currency			1,580			2,360
Interest and investment income			1,929			1,349
Other (income) expense			(245)			(324)
Income before taxes			$54,125			$127,536

(a)	Eliminations of intercompany sales relate to European based operations products sold to United States based operations.
(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(c)

Other Segment items for each reportable segment include expenses for professional services, travel and entertainment, rent, warehousing, shipping, depreciation and amortization, and other selling, general and administrative costs.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Other segment disclosures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to Interparfums, Inc.:
United States	$15,457	$9,555	$23,879	$18,223
Europe	16,393	23,535	52,917	58,744
Eliminations	(1,363)	(1,102)	(2,943)	(2,487)
	$30,487	$31,988	$73,853	$74,480
Depreciation and amortization expense:
United States	$1,470	$1,753	$2,948	$3,433
Europe	4,362	4,611	8,683	8,858
	$5,832	$6,364	$11,631	$12,291
Interest and investment income (loss):
United States	$593	$508	$958	$740
Europe	97	(2,437)	2,050	(2,089)
	$690	$(1,929)	$3,008	$(1,349)
Interest expense:
United States	$225	$394	$341	$604
Europe	1,232	1,393	2,550	2,728
	$1,457	$1,787	$2,891	$3,332
Income tax expense:
United States	$4,054	$2,193	$6,125	$4,213
Europe	7,757	11,103	24,716	27,552
Eliminations	(447)	(368)	(974)	(829)
	$11,364	$12,928	$29,867	$30,936
Additions to long-lived assets(a):
United States	$561	$372	$1,969	$542
Europe	1,426	16,176	3,156	39,941
	$1,987	$16,548	$5,125	$40,483

(a) Total long-lived assets include property, equipment and leasehold improvements, trademarks, licenses, and other intangible assets, and right-of-use assets.

	June 30, 2026	December 31, 2025
Total assets:
United States	$400,557	$369,871
Europe	1,106,175	1,229,174
Eliminations	(16,628)	(13,797)
	$1,490,104	$1,585,248

12.	Subsequent Events:

Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that no subsequent events requiring disclosure have occurred except for those discussed in Note 7, including the IEEPA tariff refund received in July 2026 the board approval in July 2026 of the share repurchase program and line of credit.

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

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 70% and 72% of net sales for the six months ended June 30, 2026 and 2025. We have built a portfolio of prestige brands, which include Annick Goutal, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Longchamp, Moncler, Montblanc, Off-White, Rochas, Solférino and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States based operations, we also produce and distribute fragrance and fragrance related products. United States based operations represented 30% and 28% of net sales for the six months ended June 30, 2026 and 2025, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanuel Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Coach, Jimmy Choo, Montblanc, GUESS, Lacoste, Donna Karan/DKNY, and Ferragamo brand names.

As a percentage of net sales for the six months ended June 30, 2026 and 2025, product sales for the Company’s largest brands represented 81% and 77%, respectively, with a split by brand as follows:

	Six Months Ended June 30,
	2026	2025
Coach	19%	17%
Jimmy Choo	18%	17%
Montblanc	16%	15%
GUESS	11%	10%
Lacoste	7%	8%
Donna Karan/DKNY	7%	6%
Ferragamo	3%	3%

INTERPARFUMS, INC. AND SUBSIDIARIES

For the six months ended June 30, 2026, Macy's, our top retail customer, accounted for approximately 10% of net sales. No one customer represented 10% or more of net sales for the six months ended June 30, 2025.

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We primarily sell directly to retailers in France, the United States, and Italy.

We grow our business in two distinct ways. First, we grow by adding new brands to our portfolio, through new licenses or other arrangements, or outright acquisitions of brands. Second, we grow through the introduction of new products and by supporting new and established products through advertising, merchandising and sampling, as well as phasing out underperforming products, so that we can devote greater resources to those products with greater potential. The economics of developing, producing, launching and supporting products influence our sales and operating performance each year. The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Our business is not capital intensive, and it is important to note that we do not own manufacturing facilities. We act as a general contractor and source the components we need from our suppliers. These components are received and stored directly at our third party fillers or received at one of our distribution centers. For those components received at one of our distribution centers, based upon production needs, the components are subsequently sent to one of several third party fillers, which manufacture the finished product for us and then deliver them to one of our distribution centers.

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

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2025 Annual Report on Form 10-K filed with the SEC.

INTERPARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Six Months Ended June 30, 2026 as Compared to the Three and Six Months Ended June 30, 2025

Net Sales:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change

European based product sales	$231.1	$240.5	(4)%	$483.3	$488.4	(1)%
United States based product sales	112.8	95.8	18%	208.9	190.1	10%
Eliminations	(2.9)	(2.4)	n/a	(6.3)	(5.7)	n/a
	$341.0	$333.9	2%	$685.9	$672.8	2%

*n/a = not applicable

Net sales for the three months ended June 30, 2026 increased 2% from three months ended June 30, 2025. The average dollar/euro exchange rate for the current second quarter was 1.16 compared to 1.13 in the second quarter of 2025, resulting in a positive foreign exchange impact on net sales of 1% in the three months ended June 30, 2026 as compared to the prior year period. Net sales for the six months ended June 30, 2026 increased 2% as compared to the six months ended June 30, 2025. The average dollar/euro exchange rate for the first six months of 2026 was 1.17 compared to 1.09 in the first six months of 2025, resulting in a positive foreign exchange impact on net sales of 3% in the six months ended June 30, 2026 as compared to the prior year period. The diversity of our overall brand portfolio again showed its strength as we saw strong growth from several of our larger brands which helped offset softness in other brands and geographies. The war in the Middle East, which again weighed on our results, represented a headwind of 3% in the second quarter and 2% for the first six months of the year. Excluding this effect, organic sales increased 4% in the second quarter of 2026 and 1% for the first six months of the year.

For European based operations, sales in the three months ended June 30, 2026 decreased 4%, compared to the corresponding period of the prior year, which included an organic decline of 5% partially offset by a 1% positive foreign exchange impact. Net sales in six months ended June 30, 2026 decreased 1%, compared to the corresponding period in the prior year, despite a 3% positive foreign exchange impact. Jimmy Choo sales grew 23% in the second quarter of 2026 and 8% in the first six months of 2026. The brand’s fragrances have continued to gain traction, particularly in the United States. This growth was driven by the continued success of the I Want Choo women’s franchise, launched in 2021, combined with the successful debut of the Jimmy Choo Man Parfum line launched earlier in 2026.  Coach fragrance sales declined 8%, in the second quarter of 2026, following a 42% increase in the prior year period. The brand’s sales rose 10% in the first half of 2026 compared to the prior year period driven by strong performance in the United States, its primary market, continued demand across most existing lines, and by the launch of new extensions in the Coach Women and Coach Man franchises earlier in 2026. Montblanc sales remained flat in the second quarter of 2026 and increased 6% in the first six months of 2026 compared to the prior year periods, driven by favorable exchange rates and the ongoing success of the Montblanc Explorer Extreme line and the strength of the Legend franchise, which was enhanced in the first quarter of 2026 with the launch of Montblanc Legend Elixir. We plan to launch a third franchise in 2027, reflecting the Company’s commitment to the brand’s growth through innovation. Fragrance sales of Lacoste declined 19% and 16% in the second quarter of 2026 and the first half of 2026 against a high base in the prior year periods in which sales grew 59% and 44%, respectively, driven by a series of highly successful innovation programs in 2025. Challenges in the Eastern Europe continued to impact the brand’s performance in 2026. We remain confident in the brand's medium and long-term potential ahead of several major initiatives planned for 2027 and 2028.

For United States based operations, sales in the three months ended June 30, 2026 increased 18% compared to the corresponding period of the prior year, which included a 1% positive foreign exchange impact, reflecting organic growth of 17% off a high base in 2025. The strong second quarter resulted in an increase in sales in the six months ended June 30, 2026 of 10% compared to the prior year period. This included 8% organic growth and a 2% favorable foreign exchange impact.  GUESS fragrance sales rose 10% and 11% in the second quarter and first half of 2026, respectively, compared to the prior year periods. This growth was driven by the ongoing success of the Iconic franchise, supported by the second quarter launch of Iconic Blue, the newest men’s extension within the franchise. Second quarter growth was also supported by the launch of the newest Amore extension, Amore Napoli. Donna Karan/DKNY fragrance sales increased 28% and 12% in the second quarter and first half of 2026, respectively, compared to the prior year periods. The Brand’s sales growth reflected healthy consumer demand across product categories, fragrance franchises, and strengthening momentum across e-commerce channels. Ferragamo fragrance sales increased 41% and 17% in the second quarter and first half of 2026, respectively, compared to the prior year periods.  This growth, helped by a weaker prior period comparison, was primarily driven by overall strength of the Signorina line supported by the successful launch of Signorina Romantica, and the Ferragamo line, supported by the launch of Ferragamo Sublime Leather. However, Roberto Cavalli fragrance sales declined 9% in the second quarter of 2026 against a very high base of 23% growth in the prior year period and a challenging macro-economic environment in the Middle East which is the brand’s largest market. Despite this challenging macro environment, sales in the six month ended June 30, 2026 increased 8% compared to the prior year period, driven by new extensions launched earlier this year across multiple franchises as well as the ongoing success of last year’s blockbuster launch of Serpentine.

With a rich lineup of fragrance extensions planned, we remain optimistic about the remainder of 2026. Looking ahead to 2027, we continue to be optimistic by the enhanced offerings within our current portfolio of brands, the introduction of new fragrances from recently acquired brands and licenses, and the selective pursuit of incremental brand opportunities. We have a series of blockbuster launches planned for 2027 and 2028, and with the proven strength of our business model, we remain well positioned to continue growing as we navigate a dynamic operating environment.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region (In millions)	Six Months Ended June 30,
	2026	2025

North America	$257.5	$245.4
Western Europe	170.2	176.1
Asia/Pacific	104.5	91.8
Central and South America	73.0	63.6
Eastern Europe	42.5	45.8
Middle East and Africa	38.2	50.1
	$685.9	$672.8

In the six months ended June 30, 2026, net sales in our largest market, North America, rose 5% as compared to the prior year period, driven by continued market growth, the launch of several extensions, particularly for Coach, as well as successful marketing and advertising investments, while sales in Western Europe declined 3% due to slower consumer demand. Our sales in Asia/Pacific increased by 14% driven by brand initiatives with Coach and Montblanc and expansion of GUESS in Australia and New Zealand. Our new affiliate in Korea is off to a strong start, and after sluggish sales over the past few years, the business is growing again in the first half of 2026. Central and South America net sales increased 15% due to the success of women’s and men’s Coach franchises and the strength of the Montblanc Legend line. Our net sales in Eastern Europe decreased 7% in the six months ended June 30, 2026 as compared to the prior year period driven by operational difficulties in certain countries, which disproportionately impacted Lanvin and Lacoste. The war in the Middle East has again led to a significant decline in our sales in the Middle East and Africa Region that was down 24%, weighting significantly on our overall results.

Gross Profit Margin (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

European based operations
Net sales	$231.1	$240.5	$483.3	$488.4
Cost of sales	75.2	76.1	157.3	161.5
Gross margin	$155.9	$164.4	$326.0	$326.9
Gross margin as a % of net sales	67.4%	68.3%	67.4%	66.9%

United States based operations
Net sales	$112.8	$95.8	$208.9	$190.1
Cost of sales	43.3	37.6	82.8	76.6
Gross margin	$69.5	$58.2	$126.1	$113.5
Gross margin as a % of net sales	61.6%	60.7%	60.3%	59.7%

The Company’s gross profit margin as a percentage of net sales was 65.5% and 65.3% for the three and six months ended June 30, 2026 as compared to 66.2% and 65.0% for the corresponding period of the prior year. The increase was the result of favorable segment, brand and channel mix as well as lower than expected destruction costs. These were partially offset by tariff impacts which represented a net expense of $8.2 million in the six months ended June 30, 2026 as compared to the prior year period. Furthermore, as of June 30, 2026, the company has received $8.7 million in IEEPA tariff refunds, of which $6.9 million have been recognized as a non-recurring reduction in cost of sales. Overall, the Company is expecting approximately $17.6 million in refunds.

For European based operations, gross profit margin as a percentage of net sales was 67.4% for the three and six months ended June 30, 2026, as compared to 68.3% and 66.9% for the corresponding period of the prior year, respectively. The decrease in the three months ended June 30, 2026 was the result of unfavorable brand and channel mix, as well as higher costs related to tariffs, partially offset by one time tariff refunds. The increase in the six months ended June 30, 2026 was the result of favorable brand and channel mix, lower destruction costs, as well as $2.7 million of IEEPA tariff refunds. These were partially offset by tariffs, which represented an additional expense of $4.5 million in the six months ended June 30, 2026 as compared to the prior year period.

INTERPARFUMS, INC. AND SUBSIDIARIES

For United States based operations, gross profit margin as a percentage of net sales was 61.6% and 60.3% for the three and six months ended June 30, 2026 respectively, as compared to 60.7% and 59.7% for the corresponding period of the prior year. Tariff refunds representing $4.2 million as well as lower levels of destructions helped offset unfavorable channel and product mix impacts as well as higher ongoing tariff costs.

Generally, we do not bill customers for shipping and handling costs, which are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General and Administrative Expenses (in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
European based operations
Selling, general and administrative expenses	$124.6	$115.9	$229.1	$211.9
Selling, general and administrative expenses as a percent of net sales	53.9%	48.2%	47.4%	43.4%

United States based operations
Selling, general and administrative expenses	$50.0	$46.0	$96.0	$90.9
Selling, general and administrative expenses as a percent of net sales	44.2%	48.0%	46.0%	47.8%

The Company’s selling, general and administrative expenses as a percentage of net sales were 51.2% and 47.4% for the three and six months ended June 30, 2026 as compared to 48.5% and 45.0% for the three and six months ended June 30, 2025. The increase in selling, general and administrative expenses as a percentage of net sales in both the quarter and six month period resulted from marketing investments in brands, royalty costs growing ahead of sales driven by unfavorable brand mix as well higher logistics costs related to supply chain transitions and channel mix.

For European based operations, selling, general and administrative expenses increased 7.5% and increased 8.1% for the three and six months ended June 30, 2026, respectively as compared to the corresponding period of the prior year, and represented 53.9% and 47.4% of net sales for the three and six months ended June 30, 2026, as compared to 48.2% and 43.4% for the three and six months ended June 30, 2025.  The increase in expenses for both periods was largely driven by higher marketing expenses due to the timing of product launches in the second quarter of 2026 as well as investments behind the brands. Royalty costs also grew ahead of sales driven by unfavorable brand mix. Employee related costs expanded as we are building up our Korean subsidiary, and we also saw higher logistics costs related to increased warehouse fees and supply chain transitions. For United States based operations, selling, general and administrative expenses increased 8.6% and increased 5.6% for the three and six months ended June 30, 2026, respectively, as compared to the corresponding period of the prior year, below sales increases, and represented 44.2% and 46.0% of net sales for the three and six months ended June 30, 2026, as compared to 48.0% and 47.8%  for the three and six months ended June 30, 2025. Despite higher selling, general and administrative investments overall, the decrease as a percentage of net sales in the three and six month periods were driven by productivity gains behind the accelerated sales growth, which were partially offset by unfavorable brand mix on royalty expenses.

Promotion and advertising included in selling, general and administrative expenses aggregated $77.2 million and $128.8 million  for the three and six months ended June 30, 2026, respectively, as compared to $68.8 million and $120.4 million for the corresponding period of the prior year and represented 22.6% and 18.8% of net sales for the three and six months ended June 30, 2026, respectively, as compared to 20.6% and 17.9% for the corresponding period of the prior year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches, new brands and to build brand awareness. We believe that our promotion and advertising efforts have a beneficial effect on sales, and as such, the Company is focused on increasing promotional and advertising spending to support the continued success of our brands. We are reinvesting the tariff refunds in order to protect our top line growth and set ourselves up for a successful 2027, as such, we anticipate that on a full year basis, promotion and advertising expenditures will approach our long term target of approximately 21% of net sales.

INTERPARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $30.9 million and $62.8 million for the three and six months ended June 30, 2026, respectively, as compared to $27.7 million and $55.8 million for the corresponding period of the prior year. Royalty expense represented 9.1% and 9.2% of net sales for the three and six months ended June 30, 2026 as compared to 8.3% of net sales for the corresponding periods of the prior year. This increase was primarily driven by unfavorable brand mix.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 14.4% and 17.9% for the three and six months ended June 30, 2026, respectively, as compared to 17.7% and 20.0% for the corresponding period of the prior year.

Other Income and Expense

Overall, other income and expense for the six months ended June 30, 2026, was a gain of $0.4 million as compared to a loss of $6.7 million in the corresponding prior year period. The main drivers of the change are discussed in more detail below. These include the positive impact of the change in foreign currency where we recognized a loss of only $0.2 million in the first half of 2026 compared to a loss of $2.4 million in the first half of 2025. Additionally, we had a gain on interest income related to cash and cash equivalents and short-term investments of $4.4 million and a reduction in interest expense on borrowings of $0.5 million.

Interest expense is primarily related to the financing of brand and licensing acquisitions, as well as our headquarters in Paris. Long-term debt including current maturities aggregated $142.8 million and $176.0 million as of June 30, 2026 and December 31, 2025, respectively. Interest expense was $2.6 million in the six months ended June 30, 2026 compared to $3.1 million in the prior year period.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Approximately 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in the three and six months ended June 30, 2026 and 2025.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments and realized and unrealized gains and losses on marketable equity securities. Interest income was $3.0 million in the six months ended June 30, 2026 compared to $2.6 million in the prior year period. Additionally, we recognized gains on marketable equity securities of $0.1 million in the six months ended June 30, 2026 compared a loss of $3.4 million in the six months ended June 30, 2025.

Income Taxes

Our consolidated effective tax rate was 24.2% and 24.3% for the six months ended June 30, 2026 and 2025, respectively. The Company's effective income tax rate is primarily affected by the geographic mix of earnings among jurisdictions with different statutory tax rates, the benefit associated with the Foreign-Derived Intangible Income ("FDII") deduction, excess tax benefits related to stock-based compensation, state income taxes, and other permanent differences recognized during the period. These items collectively result in the Company's effective tax rate differing from the U.S. federal statutory rate. The company does not have a jurisdictional tax forecast but uses a forecasted tax rate by segment to validate the quarterly effective tax rate. The effective tax rate for our European based operations remained flat at 25.4% for both the six months ended June 30, 2026 and 2025. The effective tax rate for United States based operations was 20.4% for the six months ended June 30, 2026, as compared to 18.8% for the corresponding period of the prior year. Our effective tax rate for United States based operations differs from the 21% statutory rate in the United States as it is a blended rate across multiple jurisdictions, and takes into account benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign-derived deduction-eligible income, slightly offset by state and local taxes. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate. We also did not have any material discreet tax items this quarter nor significant changes in uncertain tax positions, valuation allowances, tax examinations, or enacted law changes. The Company was notified in June 2026 by the Internal Revenue Service that the Company will undergo an audit for the 2024 tax year.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousand USD)

Net income attributable to European based operations	$22,788	$32,745	$72,649	$80,864
Net income attributable to United States based operations	15,457	9,555	23,879	18,223
Eliminations	(1,363)	(1,103)	(2,943)	(2,487)
Net income	36,882	41,197	93,585	96,600
Less: Net income attributable to the noncontrolling interest	6,395	9,209	19,732	22,120
Net income attributable to Interparfums, Inc.	$30,487	$31,988	$73,853	$74,480

Net income attributable to Interparfums, Inc. was $30.5 million and $73.9 million for the three and six months ended June 30, 2026, respectively, as compared to $32.0 million and $74.5 million for the corresponding period of the prior year.

Net income attributable to European based operations was $22.8 million and $72.6 million for the three and six months ended June 30, 2026, as compared to $32.7 million and $80.9 million for the corresponding period of the prior year, while net income attributable to United States based operations increased to $15.5 million and $23.9 million for the three and six months ended June 30, 2026, as compared to $9.6 million and $18.2 million for the corresponding period of the prior year. The fluctuations in net income for both European based operations and United States based operations are directly related to the previous discussions pertaining to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 72% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company, as 28% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 28% of European based operations net income for both the six months ended June 30, 2026 and 2025. Net profit margins attributable to Interparfums, Inc. for the six months ended June 30, 2026 and 2025 aggregated 10.8% and 11.1%, respectively.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of June 30, 2026, we had $211.3 million in cash, cash equivalents and short-term investments, the majority of which are held in euros by our European based operations and is readily convertible into U.S. dollars. We have not experienced any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of June 30, 2026, working capital aggregated $664 million. Approximately 74% of the Company’s total assets are held by European based operations, and approximately $280 million of trademarks, licenses and other intangible assets are also held by European based operations.

The Company is party to a number of licenses and other agreements for the use of trademarks and rights in connection with the manufacture and sale of its products expiring at various dates through 2049. In connection with most of these license agreements, the Company is subject to minimum annual advertising commitments, minimum annual royalties and other commitments. See Item 8. Financial Statements and Supplementary Data – Note 11 – Commitments in our 2025 annual report on Form 10-K, which is incorporated by reference herein. Future advertising commitments are estimated based on planned future sales for the license terms that were in effect at December 31, 2025, without consideration for potential renewal periods, and do not reflect the fact that our distributors share our advertising obligations.

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In January 2026, we entered into long-term global licensing agreements for the creation, development and distribution of fragrances and fragrance related products under the David Beckham and Nautica brands, effective April 1, 2028 and January 1, 2030, respectively.  In July 2025, our 72% owned French subsidiary, Interparfums SA, signed an exclusive fragrance license agreement with Longchamp running through December 31, 2036. Our rights under these licenses are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry. The first launch under our Longchamp license is expected in 2027. In June 2025, our 72% owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Maison Goutal held by Amorepacific Europe, which was operating the Annick Goutal brand under an existing license agreement that expired on December 31, 2025, when Interparfums SA began commercial use of the fragrance brand. Additionally, in June 2025, we renewed the Coach license agreement for an additional five-year term, extending the license through June 30, 2031.

INTERPARFUMS, INC. AND SUBSIDIARIES

Cash provided by operating activities aggregated $45.7 million for the six months ended June 30, 2026 compared to $4.5 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, working capital items used $61.7 million in cash from operating activities, as compared to $108.9 million in the 2025 period. From a cash flow perspective, accounts receivables are down 3% from year end 2025. The balance is reasonable based on 2026 sales levels and seasonality of the business. Days' sales outstanding decreased slightly to 73 days, from 74 days in the corresponding period of the prior year, driven by changes in our channel mix. We continue to see strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels as of June 30, 2026 increased 9% from year end 2025 driven by the seasonality of the business. Despite foreign exchange headwinds, our inventories are down significantly year over year with $376 million at June 30, 2026 compared to $425 million at June 30, 2025, translating to a reduction of 34 days inventory on hand as we continue to drive inventory efficiencies and work to increase conversion of raw materials into finished goods. Operating cash flow also benefited in the six months ended June 30 2026 from the receipt of $8.7 million of IEEPA tariff refunds. The Company has paid an additional $8.9 million of IEEPA tariffs which were not yet refunded at June 30, 2026, of which $8 million was received in July 2026.

Cash flows used in investing activities in 2026 are comprised of the net effect of purchases and sales of short-term investments. These investments consist of certificates of deposit with maturities greater than six months, marketable equity securities and other contracts.

In March 2025, the Company paid approximately $19.7 million for the purchase of the Annick Goutal trademark.

Our business is not capital intensive as we do not own any manufacturing facilities. On a full year basis, what we spend on tools and molds fluctuates depending on our new product development and is typically not material. Capital expenditures also include amounts for office fixtures, computer equipment, and industrial equipment needed at our distribution centers.

Cash flows used in financing activities in 2026 predominately reflect repayments of debt and payments of dividends to stockholders.

Our short-term financing requirements are expected to be met by available cash on hand at June 30, 2026, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2026 consist of $45 million in unsecured revolving lines of credit provided by a consortium of domestic commercial banks and approximately $9.1 million (€8 million) in credit lines provided by a consortium of international financial institutions. There was $2.8 million of short-term borrowings outstanding pursuant to these facilities as of June 30, 2026 and $9.4 million outstanding as of June 30, 2025.

In February 2025, our Board of Directors authorized an annual dividend to $3.20 per share, and in 2026 our Board of Directors maintained the annual dividend at $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on September 30, 2026 to shareholders of record on September 15, 2026.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the United States and foreign countries in which we operate did not have a significant impact on operating results for the six months ended June 30, 2026; however, we have already started to see the impacts of tariffs on our cost structure and had adjusted our pricing accordingly in 2025. We continue to monitor for potential inflationary impacts as our suppliers potentially adjust their pricing as well.

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

At June 30, 2026, we had foreign currency contracts in the form of forward exchange contracts of approximately USD $52 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Please see Item 9A. Controls and Procedures, “Evaluation of Disclosure Controls and Procedures” and “Remediation Plan,” as contained in our 2025 annual report on Form 10-K as filed with the SEC (“2025 Annual Report”), which are incorporated by reference in this quarterly report. As stated in our 2025 Annual Report, we believe that the actions set forth under “Remediation Plan,” will collectively remediate the material weaknesses identified.  During the second quarter of 2026, management continued to execute its remediation plan, including business process walkthroughs and control design assessment, enhancing SOX governance and documentation process and validating the design of the remediated controls. However, our material weaknesses will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate. The above disclosure is applicable to the evaluation of our disclosure controls and procedures for the second quarter of 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item (c).

In February 2025, our Board of Directors authorized the Company to continue repurchasing up to 130,000 shares throughout 2025, which was increased to 260,000 shares in April 2025. In February 2026, our Board of Directors authorized the Company to continue repurchasing up to 260,000 shares throughout 2026. In addition, in July 2026 the Board of Directors of our Company has authorized a share repurchase program to purchase outstanding shares in either our Company or its 72% owned subsidiary, Interparfums SA, which has its shares traded on the Euronext under the symbol “ITP,” or both, and has authorized our Company to enter into a line of credit of up to the amount of $250 million to be repaid over a maximum of 6 years to fund the share repurchase program. The terms of the line of credit are still to be finalized. We cannot assure you that the entire repurchase program will be completed or that any minimum number of shares in our Company or Interparfums SA will be repurchased.

Interparfums, Inc. Purchase of Common Stock
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30	0	n/a	0	213,996 shares
May 1-31	0	n/a	0	213,996 shares
June 1-30	0	n/a	0	213,996 shares
Total	0	n/a	0	213,996 shares

Item 5. Other Information

Item (c). During the second quarter of 2026, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of August 2026.

INTERPARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer