Form 10-Q
period 2026-09-30
INTERPARFUMS INC
filed 2026-11-04
CIK 822663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to ________.

Commission File No. 0-16469

INTERPARFUMS, INC.

 (Exact name of registrant as specified in its charter)

Delaware	13-3275609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

551 Fifth Avenue, New York, New York 10176
(Address of Principal Executive Offices) (Zip Code)

(212) 983-2640
(Registrant’s telephone number, including area code)

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

At November 4, 2026, there were 32,027,581 shares of common stock, par value $.001 per share, outstanding.

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

The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the entire fiscal year.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands except share and per share data)

 (Unaudited)

ASSETS
	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$131,912	$158,091
Short-term investments	108,334	137,093
Accounts receivable, net allowances of $10,400 and $7,224, respectively	375,407	320,625
Inventories	376,154	351,377
Receivables, other	7,246	9,014
Other current assets	45,102	39,954
Income taxes receivable	122	11,211
Total current assets	1,044,277	1,027,365
Property, equipment and leasehold improvements, net accumulated depreciation of $84,739 and $78,968, respectively	174,434	184,891
Right-of-use assets, net	19,358	23,347
Trademarks, licenses and other intangible assets, net accumulated amortization of $127,779 and $122,448, respectively	308,258	325,185
Deferred tax assets	9,037	4,234
Other assets	21,032	20,226
Total assets	$1,576,396	$1,585,248

LIABILITIES AND EQUITY
Current liabilities:
Loans payable - banks	$3,974	$9,400
Current portion of long-term debt	43,084	54,774
Current portion of lease liabilities	6,142	6,326
Accounts payable – trade	81,111	77,210
Accrued expenses	168,018	189,622
Income taxes payable	10,917	6,671
Total current liabilities	313,246	344,003
Long–term debt, less current portion	147,381	121,254
Lease liabilities, less current portion	11,557	15,967
Deferred tax liabilities	1,608	—
Total liabilities	$473,792	$481,224

Equity:
Interparfums, Inc. shareholders’ equity:
Preferred stock, $.001 par; authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par; authorized 100,000,000 shares; issued 41,105,825 and 41,100,125 and outstanding 32,026,981 and 32,067,285 shares at September 30, 2026 and December 31, 2025, respectively	32	32
Additional paid-in capital	95,227	127,541
Retained earnings	881,169	828,906
Accumulated other comprehensive loss	(27,293)	(9,029)
Treasury stock, at cost, 9,078,844 and 9,032,840 shares at September 30, 2026 and December 31, 2025, respectively	(70,670)	(66,734)
Total Interparfums, Inc. shareholders’ equity	878,465	880,716
Noncontrolling interest	224,139	223,308
Total equity	1,102,604	1,104,024
Total liabilities and equity	$1,576,396	$1,585,248

See notes to condensed consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data)

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$429,508	$429,579	$1,115,430	$1,102,334

Cost of sales	141,312	156,762	379,070	392,451

Gross margin	288,196	272,817	736,360	709,883

Selling, general and administrative expenses	170,322	164,261	495,411	467,074

Income from operations	117,874	108,556	240,949	242,809

Other expenses (income):
Interest expense	1,554	2,305	4,445	5,637
Gain (loss) on foreign currency	(331)	2,215	(162)	4,576
Interest and investment income	(1,314)	(2,547)	(4,322)	(1,199)
Other loss (income)	514	(978)	85	(1,302)

Income before income taxes	117,451	107,561	240,903	235,097

Income taxes	29,275	24,282	59,142	55,218

Net income	88,176	83,279	181,761	179,879

Less: Net income attributable to the noncontrolling interests	19,973	17,470	39,705	39,590

Net income attributable to Interparfums, Inc. common shareholders	$68,203	$65,809	$142,056	$140,289

Earnings per share:

Net income attributable to Interparfums, Inc. common shareholders:
Basic	$2.13	$2.05	$4.44	$4.37
Diluted	$2.13	$2.05	$4.43	$4.36

Weighted average number of shares outstanding:
Basic	32,026	32,113	32,027	32,114
Diluted	32,039	32,149	32,031	32,158

Dividends declared per share	$0.80	$0.80	$2.40	$2.40

See notes to condensed consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 (In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive income:

Net income	$88,176	$83,279	$181,761	$179,879

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	539	(5,540)	95	965

Transfer from OCI into earnings	(212)	—	(691)	1,631

Pension benefits, net of tax	(53)	(51)	(161)	(153)

Foreign currency translation adjustments	(2,084)	834	(24,067)	87,936

Comprehensive income	86,366	78,522	156,937	270,258

Comprehensive income attributable to the noncontrolling interests:

Net income	19,973	17,470	39,705	39,590

Other comprehensive income:

Net derivative instrument gain (loss), net of tax	87	(1,522)	84	271

Pension benefits, net of tax	(13)	(14)	(43)	(43)

Foreign currency translation adjustments	268	(40)	(6,601)	22,692

Comprehensive income attributable to the noncontrolling interests	20,315	15,894	33,145	62,510

Comprehensive income attributable to Interparfums, Inc.	$66,051	$62,628	$123,792	$207,748

See notes to condensed consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (In thousands)

(Unaudited)

	Preferred Stock Shares	Amount	Class A Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Income	Treasury Stock Shares	Amount	Noncontrolling Interests	Total Equity
BALANCE-June 30, 2026	—	$—	32,025,781	$32	$127,652	$838,588	$(25,141)	$9,078,844	$(70,670)	$220,237	$1,090,698
Shares issued upon exercise of stock options		—	1,200	—	117	—	—		—	—	117
Share-based compensation		—		—	244	—	—		—	181	425
Dividends		—		—	—	(25,622)	—		—	(338)	(25,960)
Net income		—		—	—	68,203	—		—	19,973	88,176
Purchase of subsidiary shares		—		—	(33,275)	—	—		—	(15,767)	(49,042)
Shares repurchased		—	—	—	—	—	—		—	—	—
Foreign currency translation adjustments		—		—	—	—	(2,352)		—	268	(2,084)
Transfer from other comprehensive income into earnings		—		—	—	—	(212)		—	—	(212)
Pension benefits, net of tax		—		—	—	—	(40)		—	(13)	(53)
Net derivative instrument loss, net of tax		—		—	—	—	452		—	87	539
Other		—		—	489	—	—		—	(489)	—
BALANCE-September 30, 2026	—	$—	32,026,981	$32	$95,227	$881,169	$(27,293)	$9,078,844	$(70,670)	$224,139	$1,102,604

	Preferred Stock Shares	Amount	Class A Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Income	Treasury Stock Shares	Amount	Noncontrolling Interests	Total Equity
BALANCE-December 31, 2025	—	$—	32,067,285	$32	$127,541	$828,906	$(9,029)	$9,032,840	$(66,734)	$223,308	$1,104,024
Shares issued upon exercise of stock options		—	5,700	—	397	—	—		—	—	397
Share-based compensation		—		—	733	—	—		—	542	1,275
Dividends		—		—	—	(76,885)	—		—	(28,670)	(105,555)
Net income		—		—	—	142,056	—		—	39,705	181,761
Purchase of subsidiary shares		—		—	(33,275)	—	—		—	(17,263)	(50,538)
Shares repurchased		—	(46,004)	—	—	—	—	46,004	(3,936)	—	(3,936)
Reclassification Adjustment - see Note 1		—		—	—	(12,908)	—		—	12,908	—
Foreign currency translation adjustments		—		—	—	—	(17,466)		—	(6,601)	(24,067)
Transfer from other comprehensive income into earnings		—		—	—	—	(691)		—	—	(691)
Pension benefits, net of tax		—		—	—	—	(118)		—	(43)	(161)
Net derivative instrument loss, net of tax		—		—	—	—	11		—	84	95
Other		—		—	(169)	—	—		—	169	—
BALANCE-September 30, 2026	—	$—	32,026,981	$32	$95,227	$881,169	$(27,293)	$9,078,844	$(70,670)	$224,139	$1,102,604

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

 (In thousands)

(Unaudited)

	Preferred Stock Shares	Amount	Class A Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Income	Treasury Stock Shares	Amount	Noncontrolling Interests	Total Equity
BALANCE-June 30, 2025	—	$—	32,117,600	$32	$108,802	$787,031	$(1,599)	$10,001,665	$(54,907)	$217,393	$1,056,752
Shares issued upon exercise of stock options		—	—	—	—	—	—		—	—	—
Share-based compensation		—		—	204	(181)	—		—	321	344
Dividends		—		—	—	(25,695)	—		—	—	(25,695)
Net income		—		—	—	65,809	—		—	17,470	83,279
Purchase of subsidiary shares		—		—	—	—	—		—	—	—
Shares repurchased		—	(52,872)	—	—	—	—	52,872	(5,428)	—	(5,428)
Shares Forfeited / Deleted		—		—	—	—	—	(1,093,950)	—	—	—
Foreign currency translation adjustments		—		—	—	—	874		—	(40)	834
Transfer from other comprehensive income into earnings		—		—	—	—	—		—	—	—
Pension benefits, net of tax		—		—	—	—	(37)		—	(14)	(51)
Net derivative instrument loss, net of tax		—		—	—	—	(4,018)		—	(1,522)	(5,540)
Other		—		—	—	—	—		—	—	—
BALANCE-September 30, 2025	—	$—	32,064,728	$32	$109,006	$826,964	$(4,780)	$8,960,587	$(60,335)	$233,608	$1,104,495

	Preferred Stock Shares	Amount	Class A Common Stock Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss Income	Treasury Stock Shares	Amount	Noncontrolling Interests	Total Equity
BALANCE-December 31, 2024	—	$—	32,110,170	$32	$106,702	$763,240	$(72,239)	$9,981,665	$(52,864)	$197,774	$942,645
Shares issued upon exercise of stock options		—	27,430	—	2,112	—	—		—	—	2,112
Share-based compensation		—		—	615	524	—		—	199	1,338
Dividends		—		—	—	(77,089)	—		—	(26,875)	(103,964)
Net income		—		—	—	140,289	—		—	39,590	179,879
Purchase of subsidiary shares		—		—	(423)	—	—		—	—	(423)
Shares repurchased		—	(72,872)	—	—	—	—	72,872	(7,471)	—	(7,471)
Reclassification Adjustment - see Note 1		—		—	—	—	—	(1,093,950)	—	—	—
Foreign currency translation adjustments		—		—	—	—	65,244		—	22,692	87,936
Transfer from other comprehensive income into earnings		—		—	—	—	1,631		—	—	1,631
Pension benefits, net of tax		—		—	—	—	(110)		—	(43)	(153)
Net derivative instrument loss, net of tax		—		—	—	—	694		—	271	965
Other		—		—	—	—	—		—	—	—
BALANCE-September 30, 2025	—	$—	32,064,728	$32	$109,006	$826,964	$(4,780)	$8,960,587	$(60,335)	$233,608	$1,104,495

See notes to condensed consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$181,761	$179,879
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Depreciation	9,094	9,036
Amortization	8,592	9,800
Provision for credit losses	1,071	1,716
Share-based compensation	1,275	1,313
Share of income of equity investment	(73)	(673)
Noncash lease expense	4,506	4,809
Amortization of deferred financing costs	27	—
Foreign exchange gain on noncash items	3	—
Deferred tax provision	(3,284)	3,454
Change in fair value of derivatives	686	(7,064)
Changes in:
Accounts receivable	(65,657)	(62,901)
Inventories	(33,984)	18,749
Other assets	(6,590)	(4,035)
Operating lease liabilities	(4,874)	(5,037)
Accounts payable and accrued expenses	(5,645)	(77,469)
Income taxes, net	15,430	(3,204)

Net cash provided by operating activities	102,338	68,373

Cash flows from investing activities:
Purchases of short-term investments	(219,455)	(93,244)
Proceeds from sale of short-term investments	244,147	137,150
Purchases of property, equipment and leasehold improvements	(3,904)	(22,866)
Payment for intangible assets acquired	(2,897)	(22,882)

Net cash provided by investing activities	17,891	(1,842)

Cash flows from financing activities:
Repayment of loans payable, bank	(6,385)	—
Proceeds from loans payable, bank	1,161	—
Proceeds from issuance of long-term debt	61,154	55,940
Repayment of long-term debt	(41,788)	(37,046)
Proceeds from exercise of options	397	2,112
Dividends paid	(76,885)	(77,089)
Dividends paid to noncontrolling interest	(28,670)	(26,875)
Other financing activities	(691)	—
Purchase of subsidiary shares from noncontrolling interests	(50,425)	(423)
Purchase of treasury stock	(3,936)	(7,471)

Net cash used in financing activities	(146,068)	(90,852)

Effect of exchange rate changes on cash	(340)	9,284

Net increase in cash and cash equivalents	(26,179)	(15,037)

Cash and cash equivalents - beginning of period	158,091	125,433

Cash and cash equivalents - end of period	$131,912	$110,396

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,907	$4,993
Income taxes	$44,760	$55,948

See notes to condensed consolidated financial statements.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Significant Accounting Policies:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026.

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

Accounts Receivable

Accounts receivable represents payments due to the Company for previously recognized net sales reduced by allowances for credit losses and customer deductions totaling $375.4 million, $320.6 million, $274.7 million as of September 30, 2026, December 31, 2025, and December 31, 2024, respectively. We generally grant credit based upon our analysis of the customer’s financial position, as well as previously established buying patterns. The Company estimates expected credit losses based on historical credit loss experience, the aging of outstanding receivables, customer-specific credit risk, current economic conditions, credit insurance coverage, and reasonable and supportable forecasts, as applicable. The allowance is reviewed periodically and adjusted as necessary based on changes in credit risk and collection experience. The allowance for credit losses was $4.1 million and $3.2 million as of September 30, 2026 and December 31, 2025, respectively. Accounts receivable balances are written off against the allowance for credit losses when they become uncollectible. Recoveries of accounts receivable previously recorded against the allowance are recorded in the consolidated statement of income when received.

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

Income Taxes

Our consolidated effective tax rate was 24.6% and 23.5% for the nine months ended September 30, 2026 and 2025, respectively. The Company's effective income tax rate is primarily affected by the geographic mix of earnings among jurisdictions with different statutory tax rates, the benefit associated with the Foreign-Derived Intangible Income ("FDII") deduction, excess tax benefits related to stock-based compensation, state income taxes, and other permanent differences recognized during the period. These items collectively result in the Company's effective tax rate differing from the U.S. federal statutory rate. The Company does not have a jurisdictional tax forecast but uses a forecasted tax rate by segment to validate the quarterly effective tax rate. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate. We also did not have any material discrete tax items this quarter nor significant changes in uncertain tax positions, valuation allowances, tax examinations, or enacted law changes. The Company was notified in June 2026 by the Internal Revenue Service that the Company will undergo an audit for the 2024 tax year. As of September 30, 2026, the examination was ongoing. In addition, the Company’s Italian subsidiary is currently undergoing an examination by the Italian tax authorities for the 2023 tax year.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Correction of Immaterial Misstatements in Financial Statements

During the second quarter of 2026, the Company corrected an immaterial misclassification in the presentation of equity related to Interparfums SA share-based compensation. The correction resulted in a $12.9 million reclassification from retained earnings to noncontrolling interest and had no impact on net income, operating income, cash flows, total assets, total liabilities, or total equity. The correction is reflected in the “Reclassification adjustment” line in the accompanying Statement of Changes in Shareholders’ Equity. Refer to the Company’s Form 10-Q for the quarter ending June 30, 2026 for additional information regarding the correction.

Reclassifications

Certain prior year amounts in the accompanying consolidated statement of cash flows and notes to consolidated financial statements have been reclassified to conform with current period presentation.

2.	Recent Agreements:

Roberto Cavalli

In 2023, Roberto Cavalli and the Company signed an exclusive worldwide license agreement for the creation, the manufacturing and the distribution of fragrances under the Roberto Cavalli and Just Cavalli brands until December 31, 2029. In September 2026, the license agreement was extended for 20 years, until December 31, 2046.

PUMA

In March 2026, we entered into a 10-year license agreement with sports company PUMA for the creation, development, production, and distribution of fragrances under the PUMA brand name, through December 31, 2037. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Longchamp

In July 2025, we announced that our majority owned French subsidiary, Interparfums SA, signed an exclusive license agreement with Longchamp, a Parisian Maison, through December 31, 2036. Interparfums SA will be responsible for the creation, development, production and distribution of fragrance lines in Longchamp-brand points of sale and selective distribution channels. The first launch is expected in 2027. Our rights under this license are subject to certain minimum advertising expenditures and royalty payments as are customary in our industry.

Annick Goutal

In March 2025, we announced that our majority owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Goutal Paris held by Amorepacific Europe. In January 2026, Interparfums SA began commercial use of the fragrance brand.

Coach

In 2015, Coach and Interparfums SA signed an exclusive worldwide license agreement for the creation, the manufacturing and the distribution of fragrances under the Coach brand until September 30, 2026. In March 2025, the license agreement was renewed for an additional 5-year term, extending the license through June 30, 2031.

Abercrombie & Fitch and Hollister

The Abercrombie & Fitch and Hollister fragrance license agreement will expire on March 14, 2028 and the Fierce distribution agreement will expire on August 31, 2028.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

4.	Inventories:

Inventories, net of reserves, consist of the following:

(in thousands):	September 30, 2026	December 31, 2025
Raw materials and component parts	$130,979	$129,706
Finished goods	245,175	221,671

	$376,154	$351,377

5.	Fair Value Measurement:

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at September 30, 2026
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$108,334	$3,448	$104,886	$—
Interest rate swaps	2,197	—	2,197	—

Total Assets	$110,531	$3,448	$107,083	$—

Liabilities:
Interest rate swaps	$1	$—	$1	$—
Foreign currency forward exchange contracts not accounted for using hedge accounting	190	—	190	—

Total Liabilities	$191	$—	$191	$—

		Fair Value Measurements at December 31, 2025
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$137,093	$3,801	$133,292	$—
Interest rate swaps	1,597	—	1,597	—
Foreign currency forward exchange contracts not accounted for using hedge accounting	498	—	498	—
Foreign currency forward exchange contracts accounted for using hedge accounting	169	—	169	—

Total Assets	$139,357	$3,801	$135,556	$—

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

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

6.	Financial Instruments:

Fair Value Hedges (Derivative Financial Instruments)

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

In December 2022, to finance the acquisition of the Lacoste trademark, the Company entered into a €50 million (approximately $56.8 million) 4-year term loan with a variable interest rate. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. This swap is a hedged derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of comprehensive income.

In connection with the April 2021 acquisition of the office building complex in Paris, €120 million (approximately $136.3 million) of the purchase price was financed through a 10-year variable rate term loan. The Company entered into interest rate swap contracts related to €80 million of the loan, effectively exchanging the variable interest rate to a fixed rate of approximately 1.1%. This derivative instrument is recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income. We recorded a gain of $0.3 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. Gains and losses in derivatives not designated as hedges are included in loss on foreign currency in the accompanying consolidated statements of income. We recorded a loss of $0.7 million and a gain of $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

All derivative instruments are reported as either assets or liabilities on the consolidated balance sheet measured at fair value. The fair value of interest rate swaps includes a liability position, which is included in long-term debt on the accompanying consolidated balance sheet, and an asset position, which is included in other current assets and other assets on the accompanying balance sheet. The fair value of foreign currency forward exchange contracts at September 30, 2026, resulted in a net liability and is included in accrued expenses on the accompanying consolidated balance sheet.

At September 30, 2026 and December 31, 2025, the Company had foreign currency contracts in the form of forward exchange contracts with notional amounts of approximately USD $42 million and USD $64 million, respectively, all of which have maturities of less than one year.

Net Investment Hedges (Non-Derivative Financial Instruments)

The Company is exposed to foreign currency risk associated with its net investment in certain foreign operations. The Company uses euro-denominated borrowings to manage a portion of the foreign currency exposure associated with its net investment in Interparfums SA ("IPSA"), whose functional currency is the euro.

As of September 30, 2026, the Company had €55.0 million ($62.5 million) of euro-denominated borrowings outstanding under its €200 million senior secured credit facility. The Company designated €55.0 million of these borrowings as nonderivative hedging instruments in net investment hedges of corresponding portions of the Company's net investment in IPSA.

Foreign currency transaction gains and losses attributable to the qualifying designated borrowings are recognized in the cumulative translation adjustment component of accumulated other comprehensive income rather than in current-period earnings. Such amounts remain in accumulated other comprehensive income until the applicable reclassification requirements associated with the hedged net investment are met.

For the three and nine months ended September 30, 2026, the Company recognized $1.4 million of unrealized foreign currency gain associated with the designated net investment hedges in foreign currency translation adjustments in the accompanying statement of comprehensive income. No amounts were reclassified from accumulated other comprehensive income into earnings during the periods presented.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

7.	Debt:

Loans Payable - Banks

The Company and its domestic subsidiaries have credit lines totaling $34.1 million (€30 million) provided by an international financial institution. This credit line bears interest at the Euribor plus a margin of 1.65%.

The Company and its domestic subsidiaries have credit lines totaling $45 million  provided by a consortium of domestic financial institutions. These credit lines bear interest at the Secured Overnight Financing Rate ("SOFR") plus a margin.

Borrowings outstanding pursuant to these lines of credit were zero as of September 30, 2026 and December 31, 2025.

The Company’s foreign subsidiaries have available credit lines totaling approximately $9.1 million (€8 million) provided by a consortium of international financial institutions. These credit lines bear interest at the three-month Euribor rate plus 1.65%. Borrowings outstanding pursuant to lines of credit were $4.0 and $9.4 million as of September 30, 2026 and December 31, 2025, respectively.

The weighted average interest rate on these short-term borrowings was 4.3% and 5.2% as of September 30, 2026 and December 31, 2025, respectively.

Long-Term Debt

Long-term debt consists of the following:

	September 30, 2026	December 31, 2025
$227.1 million (€200 million) senior secured credit facility	$61,184	$-
$34.1 million (€30 million) payable in 72 monthly installments of approximately $0.5 million each beginning in June 2025, bearing interest at one-month Euribor plus 0.88%	26,495	31,819
$22.7 million (€20 million) payable in 72 monthly installments of approximately $0.3 million each beginning in June 2025, bearing interest at 3.0% per annum	18,016	21,401
$45.4 million (€40 million) payable in 36 monthly installments of approximately $1.3 million each beginning in August 2024, bearing interest at 4.03% per annum	13,181	25,525
$56.8 million (€50 million) payable in 48 equal monthly installments of $1.2 million beginning in December 2022, bearing interest at one-month Euribor plus 0.825%	2,363	13,463
$136.3 million (€120 million) payable in 120 equal monthly installments of $1.2 million beginning in April 2021, bearing interest at one-month Euribor plus 0.75%	61,062	73,731
$17.0 million payable (€15 million) in 10 equal annual installments of $1.8 million beginning in October 2021 including interest imputed at 2.0% per annum	8,164	10,089
	190,465	176,028
Less current maturities	43,084	54,774
Total	$147,381	$121,254

On August 12, 2026, the Company entered into a €200 million senior secured credit facility with a syndicate of lenders to finance the share repurchase program disclosed in Q2 2026 10-Q and related transaction costs. The Facility Agreement provides for an availability period during which the Company may draw funds in one or more euro-denominated borrowings, subject to the terms and conditions of the agreement.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

During the availability period, the facility operates as a delayed-draw credit facility. Borrowings bear interest at variable rates based on three-month EURIBOR plus a contractual margin determined by the Company's leverage ratio. The effective interest rate on the credit facility was 3.81%, as of September 30, 2026. The Facility Agreement requires the Company to pay a commitment fee of 0.42% per annum on the undrawn portion of the facility during the availability period. Interest and commitment fees incurred during the availability period are either paid when due or added to the outstanding loan balance upon conversion to a term loan.

Upon the end of the availability period or an earlier election by the Company in accordance with the Facility Agreement, the facility converts into a long-term amortizing term loan. Upon conversion, outstanding borrowings, accrued interest and certain unpaid fees are combined into a single term loan balance. An amount equal to one-twenty-first (1/21) of the outstanding principal balance becomes immediately due upon conversion, with the remaining balance amortized ratably over twenty subsequent quarterly installments. The facility matures on August 2032.

In connection with obtaining the financing, the Company incurred approximately €1.14 million of deferred financing fees which were capitalized as original issue discounts and included in the carrying amount of the debt in the Consolidated Balance Sheet. Capitalized fees are amortized over the life of the debt under the straight-line method and are included in interest expense.

The Facility Agreement contains a financial maintenance covenant requiring the Company to maintain a leverage ratio not exceeding 3.0x, measured annually using the Company's consolidated audited financial statements. Failure to comply with the covenant may constitute an event of default, subject to any applicable cure rights, waivers or amendments available under the Facility Agreement.

As of September 30, 2026, the Company had drawn €55.0 million under the facility and had €145.0 million of the remaining borrowing capacity available under the Facility Agreement.

In June 2025, IPSA entered into a $34.1 million (€30 million) three-year loan agreement bearing interest at a variable rate of one-month EURIBOR plus a margin of 0.88% and a $22.7 million (€20 million) three-year loan agreement bearing interest at 3.0% per annum. In July 2024, IPSA entered into a $45.4 million (€40 million) three-year loan agreement bearing interest at 4.03% per annum. The proceeds from these loans were used to improve the Company's short-term cash position.

In December 2022, to finance Interparfums SA’s acquisition of the Lacoste trademark, the Company entered into a $56.8 million (€50 million) four-year loan agreement. The loan agreement bears interest at one-month Euribor rates plus a margin of 0.825%. This variable rate debt was swapped for variable interest rate debt with a maximum rate of 2% per annum. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

In April 2021, to finance the acquisition of Interparfums SA’s corporate headquarters, the Company entered into a $136.3 million (€120 million) ten-year credit agreement. Approximately $94 million (€80.0 million) of the variable rate debt was swapped for variable interest rate debt with maximum rate of 2% per annum. The swap is a derivative instrument and is therefore recorded at fair value and changes in fair value are reflected in the accompanying consolidated statements of income.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

8.	Commitments and Contingencies:

Leases

The Company leases its offices and certain office equipment, substantially all of which are classified as operating leases. The Company currently has no material finance leases. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

In determining the lease term and measurement of the right-of-use asset and lease liability, the Company considers fixed or variable payment terms, prepayments, incentives, and options to extend or terminate, depending on the lease. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company uses its incremental borrowing rate based on information available at the lease commencement date and the location of the underlying lease, to determine the present value of lease payments.

As of September 30, 2026, the weighted-average remaining lease term was 3.1 years and the weighted average discount rate for operating leases was 3.2%. Operating lease expense was $1.5 million and $4.7 million for the three and nine months ended September 30, 2026, respectively, compared to $1.8 million and $5.1 million for the corresponding prior-year periods. Rental expense is included in selling, general, and administrative expenses in the accompanying consolidated statements of income. Cash paid for amounts included in the measurement of operating lease liabilities $4.9 million and $5.0 million for the nine months ended September 30, 2026 and 2025, respectively. Noncash additions to operating lease assets totaled $0.6 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.

IEEPA Tariffs

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin refunding tariffs imposed under IEEPA.

The Company submitted claims totaling approximately $17.6 million of IEEPA tariffs. As of September 30, 2026, the Company has received $17.3 million of refunds and is not expecting any material additional refunds. The Company accounts for these recoveries under the gain contingency model in accordance with ASC 450-30, Gain Contingencies, and recognizes a gain when the recovery is realized upon receipt of cash. The accounting for the refunds is consistent with the original accounting for the underlying tariff costs. For the three and nine months ended September 30, 2026, the Company recognized $7.9 million and $14.8 million, respectively, as reductions to costs of sales for refunds associated with inventory that had been sold. Refunds associated with inventory on hand were recorded as reductions to the carrying amount of inventory and totaled $1.4 million as of September 30, 2026. An additional $1.0 million in refunds were recognized in the third quarter as a reduction to selling, general, and administrative expenses, consistent with the original classification of the underlying tariff costs.

Interest associated with IEEPA tariffs of $0.6 million was recognized in interest and investment income in the Company’s Condensed Consolidated Statements of Income.

Share Repurchase

In July 2026, the Board of Directors of our Company authorized a share repurchase program to purchase outstanding shares in either our Company or its non-wholly owned subsidiary, Interparfums SA, which has its shares traded on the Euronext under the symbol “ITP,” or both. During the third quarter of 2026, the Company invested approximately $49.5 million to acquire additional shares of Interparfums SA, its Paris-based subsidiary listed on Euronext Paris, under this program, increasing its ownership interest from approximately 72.5% to 74.3%. The Company continues to control and consolidate Interparfums SA, and the purchases and related costs were accounted for as equity transactions.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

9.	Earnings per Share:

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

The reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Interparfums, Inc.	$68,203	$65,809	$142,056	$140,289
Denominator:
Weighted average shares	32,026	32,113	32,027	32,114
Effect of dilutive securities:
Stock options	13	36	4	44
Denominator for diluted earnings per share	32,039	32,149	32,031	32,158

Earnings per share:
Net income attributable to
Interparfums, Inc. common shareholders:
Basic	$2.13	$2.05	$4.44	$4.37
Diluted	$2.13	$2.05	$4.43	$4.36

Not included in the above computations are the effect of antidilutive potential common shares which consist of outstanding options to purchase 0.09 million and 0.15 million shares of common stock for the three and nine months ended September 30, 2026, respectively and 0.09 million shares of common stock for the three and nine months ended September 30, 2025.

10.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Advertising liabilities	$52,324	$71,463
Salary (including bonus and related taxes)	19,471	27,387
Royalties	37,855	29,343
Due vendors (not yet invoiced)	37,664	34,108
Retirement reserves	5,843	5,973
Refund (return) liability	2,034	12,166
Other	12,827	9,182
	$168,018	$189,622

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

11.	Revenue Recognition:

Disaggregation of net sales by the Company’s geographic regions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales by region:
North America	$175,453	$169,428	$433,002	$414,841
Western Europe	110,586	112,495	280,763	288,535
Asia/Pacific	53,724	48,970	158,176	140,795
Central and South America	38,580	35,978	111,549	99,596
Eastern Europe	26,353	35,297	68,897	81,059
Middle East and Africa	24,812	27,411	63,043	77,508
	$429,508	$429,579	$1,115,430	$1,102,334

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Jimmy Choo	20%	20%	19%	18%
Coach	18%	14%	18%	16%
Montblanc	17%	15%	16%	15%
GUESS	13%	12%	12%	11%
Lacoste	8%	7%	7%	8%
Donna Karan/DKNY	6%	6%	6%	6%
Ferragamo	3%	4%	4%	4%

For the nine months ended September 30, 2026 and 2025, Macy's, our top retail customer, accounted for approximately 11% and 10% of net sales, respectively. Macy’s accounted for approximately 16% and 14% of accounts receivable at September 30, 2026 and December 31, 2026, respectively.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

12.	Segment Reporting:

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

Information on the Company’s operations by segments is as follows:

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	United States based operations	European based operations	Corporate/ Eliminations (a)	Total	United States based operations	European based operations	Corporate/ Eliminations (a)	Total
Net sales:	$127,256	$305,917	$(3,665)	$429,508	$336,195	$789,225	$(9,990)	$1,115,430
Less: (b)
Cost of Sales	53,184	89,469	(1,341)		136,003	246,815	(3,748)
Segment gross margin	74,072	216,448	(2,324)	288,196	200,192	542,410	(6,242)	736,360
Less: (b)
Advertising and Promotion	19,654	45,262	—		51,947	141,753	—
Employee Related costs	13,047	18,474	—		39,865	57,475	—
Royalties	10,101	26,646	—		27,871	71,656	—
Other segment items (c)	11,791	25,347	—		30,934	73,910	—
Segment income from operations	$19,479	$100,719	$(2,324)	$117,874	$49,575	$197,616	$(6,242)	$240,949

Reconciliation:
Interest Expense				1,554				4,445
Loss (gain) on foreign currency				(331)				(162)
Interest and investment income				(1,314)				(4,322)
Other (income) expense				514				85
Income before taxes				$117,451				$240,903

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

	Three months ended September 30, 2025				Nine months ended September 30, 2025
	United States based operations	European based operations	Corporate/ Eliminations (a)	Total	United States based operations	European based operations	Corporate/ Eliminations (a)	Total
Net sales:	$137,158	$295,226	(2,805)	$429,579	$327,262	$783,601	(8,529)	$1,102,334
Less: (b)
Cost of Sales	57,448	100,426	(1,112)		134,020	261,951	(3,520)
Segment gross margin	79,710	194,800	(1,693)	272,817	193,242	521,650	(5,009)	709,883
Less: (b)
Advertising and Promotion	21,458	44,054	—		52,748	133,133	—
Employee Related costs	12,506	17,512	—		39,721	54,175	—
Royalties	10,286	24,432	—		24,559	65,925	—
Other segment items (c)	10,201	23,812	—		28,349	68,464	—
Segment income from operations	$25,259	$84,990	(1,693)	$108,556	$47,865	$199,953	(5,009)	$242,809

Reconciliation:
Interest Expense				2,305				5,637
Loss (gain) on foreign currency				2,215				4,576
Interest and investment income				(2,547)				(1,199)
Other (income) expense				(978)				(1,302)
Income before taxes				$107,561				$235,097

(a)

Corporate/Eliminations is not an operating segment and represents the elimination of intercompany sales and cost of sales related to products sold between the Company’s European-based and United States-based operations.

(b)	The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision makers.
(c)

Other Segment items for each reportable segment include expenses for professional services, travel and entertainment, rent, warehousing, shipping, depreciation and amortization, and other selling, general and administrative costs.

INTERPARFUMS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Other segment disclosures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Interparfums, Inc.:
United States	$15,505	$20,822	$39,384	$39,045
Europe	55,271	46,257	108,188	105,001
Corporate/Eliminations	(2,573)	(1,270)	(5,516)	(3,757)
	$68,203	$65,809	$142,056	$140,289
Depreciation and amortization expense:
United States	$1,676	$1,736	$4,624	$5,169
Europe	4,380	4,809	13,063	13,667
	$6,056	$6,545	$17,687	$18,836
Interest and investment income (loss):
United States	$560	$1,048	$1,518	$1,788
Europe	754	1,499	2,804	(589)
	$1,314	$2,547	$4,322	$1,199
Interest expense:
United States	$85	$489	$426	$1,093
Europe	1,148	1,816	3,698	4,544
Corporate/Eliminations	321	—	321	—
	$1,554	$2,305	$4,445	$5,637
Income tax expense:
United States	$3,884	$5,573	$10,009	$9,786
Europe	25,829	19,132	50,545	46,684
Eliminations	(438)	(423)	(1,412)	(1,252)
	$29,275	$24,282	$59,142	$55,218
Additions to long-lived assets(a):
United States	$298	$166	$2,267	$708
Europe	1,378	5,099	4,534	45,040
	$1,676	$5,265	$6,801	$45,748

(a) Total long-lived assets include property, equipment and leasehold improvements, trademarks, licenses, and other intangible assets, and right-of-use assets.

	September 30, 2026	December 31, 2025
Total assets:
United States	$402,106	$369,871
Europe	1,182,639	1,229,174
Eliminations	(8,349)	(13,797)
	$1,576,396	$1,585,248

13.	Subsequent Events:

Management has evaluated subsequent events through the date the financial statements were available to be issued and determined that no subsequent events requiring disclosure have occurred.

INTERPARFUMS, INC. AND SUBSIDIARIES

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

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

Overview

We operate in the fragrance business, and manufacture, market and distribute a wide array of prestige fragrances and fragrance related products. We manage our business in two segments, European based operations and United States based operations. Certain prestige fragrance products are produced and marketed by our European based operations through our 74% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company as 26% of Interparfums SA shares trade on the Euronext.

We produce and distribute fragrance products through our European based operations primarily under license agreements with brand owners, and European based fragrance product sales represented approximately 70% of net sales for the nine months ended September 30, 2026 and 2025. We have built a portfolio of prestige brands, which include Annick Goutal, Boucheron, Coach, Jimmy Choo, Karl Lagerfeld, Kate Spade, Lacoste, Lanvin, Longchamp, Moncler, Montblanc, Off-White, Rochas, Solférino and Van Cleef & Arpels, whose products are distributed in over 120 countries around the world.

Through our United States based operations, we also produce and distribute fragrance and fragrance related products. United States based operations represented 30% of net sales for the nine months ended September 30, 2026 and 2025, respectively. These fragrance products are sold primarily pursuant to license or other agreements with the owners of the Abercrombie & Fitch, Anna Sui, Donna Karan/DKNY, Emanuel Ungaro, Ferragamo, Graff, GUESS, Hollister, MCM, Oscar de la Renta, PUMA, and Roberto Cavalli brands.

Substantially all of our prestige fragrance brands are licensed from unaffiliated third parties, and our business is dependent upon the continuation and renewal of such licenses. With respect to the Company’s largest brands, we license the Coach, Jimmy Choo, Montblanc, GUESS, Lacoste, Donna Karan/DKNY, and Ferragamo brand names.

As a percentage of net sales for the nine months ended September 30, 2026 and 2025, product sales for the Company’s largest brands represented 82% and 78%, respectively, with a split by brand as follows:

	Nine Months Ended September 30,
	2026	2025
Jimmy Choo	19%	18%
Coach	18%	16%
Montblanc	16%	15%
GUESS	12%	11%
Lacoste	7%	8%
Donna Karan/DKNY	6%	6%
Ferragamo	4%	4%

INTERPARFUMS, INC. AND SUBSIDIARIES

For the nine months ended September 30, 2026 and 2025, Macy's, our top retail customer, accounted for approximately 11% and 10% of net sales, respectively.

Quarterly sales fluctuations are influenced by the timing of new product launches as well as the third and fourth quarter holiday season. In certain markets where we sell directly to retailers, seasonality is more evident. We primarily sell directly to retailers in France, the United States, Italy, and Korea.

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

Recent Important Events

Please see our discussion of Recent Important Events, which is incorporated by reference to Note 2 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

Discussion of Critical Accounting Policies

Information regarding our critical accounting policies can be found in our 2025 Annual Report on Form 10-K filed with the SEC.

INTERPARFUMS, INC. AND SUBSIDIARIES

Results of Operations

Three and Nine Months Ended September 30, 2026 as Compared to the Three and Nine Months Ended September 30, 2025

Net Sales:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	% Change	2026	2025	% Change

European based product sales	$305.9	$295.2	4%	$789.2	$783.6	1%
United States based product sales	127.3	137.2	(7)%	336.2	327.3	3%
Eliminations	(3.7)	(2.8)	n/a	(10.0)	(8.5)	n/a
	$429.5	$429.6	(0)%	$1,115.4	$1,102.3	1%

*n/a = not applicable

Net sales for the three months ended September 30, 2026 remained flat compared to the three months ended September 30, 2025. The average dollar/euro exchange rate for the current third quarter was 1.15 compared to 1.17 in the third quarter of 2025, resulting in a negative foreign exchange impact on net sales of 0.4% in the three months ended September 30, 2026 as compared to the prior year period. Net sales for the nine months ended September 30, 2026 increased 1% as compared to the nine months ended September 30, 2025. The average dollar/euro exchange rate for the first nine months of 2026 was 1.16 compared to 1.12 in the first nine months of 2025, resulting in a positive foreign exchange impact on net sales of 2% in the nine months ended September 30, 2026 as compared to the prior year period. Sales by European based operations were especially strong, which helped to offset weaker performance by United States based operations following an exceptional period of growth in the second quarter 2026. The ongoing war in the Middle East represented a headwind of 1% and 2% in the third quarter and first nine months of 2026, respectively.

For European based operations, sales in the three months ended September 30, 2026 increased 4%, compared to the corresponding period of the prior year, reflecting organic growth of 3% and a 1% contribution from new brands, partially offset by a 1% foreign exchange headwind. Coach fragrances have delivered outstanding performance so far in 2026, with sales rising by 23% and 15% during the third quarter and first nine months of 2026, respectively. The brand continues to benefit from its immense popularity in the United States, the strength of the established women’s and men’s lines, and the success of the two new line extensions launched earlier this year. Montblanc fragrance sales returned to growth, increasing 12% in the third quarter after flat second quarter sales, producing 8% growth for the first nine months of 2026, driven by the success of Montblanc Legend Elixir and Montblanc Explorer Infinite, launched in the first and third quarters, respectively. Jimmy Choo fragrance sales rose 1% in the third quarter of 2026, leading to 5% growth in the first nine months of 2026. The brand’s sustained performance was driven by the continued success of the I Want Choo and Jimmy Choo Man franchises, supported by several line extensions launched over the past twelve months, including I Want Choo Midnight, which launched in the third quarter. Lacoste fragrance sales returned to growth in the third quarter, rising 4%, driven by Original Intense, the newest women’s launch in the Original franchise. This improvement followed a challenging first half of 2026, which reflected a strong prior-year comparison due to strong innovation and softer conditions in Eastern Europe, where the brand has a strong presence. While year-to-date sales declined 9%, the third-quarter performance is encouraging as we look ahead to major developments planned for 2027 and beyond.

For United States based operations, sales in the three months ended September 30, 2026 decreased 7% compared to the corresponding period of the prior year, driven largely by supply chain disruptions that resulted in the delayed shipment of giftsets for select brands. These delays represented approximately $10 million in sales, which will now be recognized in the fourth quarter. Excluding this impact, sales would have been flat. Year-to-date sales grew 3% in 2026, driven by 2% organic growth and a favorable foreign exchange impact of 1%. Excluding the impact of the delayed giftset shipments, sales would have increased 6%. Fragrance sales of GUESS, our largest United States based brand, rose by 3% and 7% during the third quarter and first nine months of 2026, respectively. Growth was driven by the continuing success of the Iconic franchise which was enhanced by the launches of two new extensions earlier this year, as well as extensions launched for the Amore and Seductive franchises. Donna Karan/DKNY fragrance sales declined 9% during the third quarter following double digit growth in the second quarter of 2026. The third quarter sales decline was driven by innovation phasing and giftset shipment delays. Brand sales grew 4% in the first nine months of the year. Ferragamo fragrance sales declined 22% in the third quarter due to innovation phasing but were only down 2% on a year-to-date basis. The brand was impacted by challenging market conditions in Europe, which is the core region for the brand. Roberto Cavalli fragrance sales increased 4% and 6% during the third quarter and first nine months of 2026, respectively, despite a difficult macro-economic environment in the Middle East, the brand’s largest market, and exceptionally high prior year growth comparisons. The brand’s growth this year has been driven by the enduring popularity of last year’s blockbuster Serpentine launch, as well as brand extensions released earlier in 2026, and the partnership with Kiko Milano.

Our global brand portfolio and diverse fragrances enable us to reach a wide range of consumers and pursue multiple avenues for growth, with strength across key brands and markets helping to offset softer demand elsewhere. We are aligning our product offerings and commercial strategies with evolving consumer preferences. We are investing in our future with expanded partnerships and new exclusive license agreements, while preparing for a promising 2026 holiday season and an exciting 2027, driven by a series of blockbuster launches and new brand additions. While some aspects of the market environment remain challenging, we are encouraged by the trajectory of our business and maintain a measured but positive outlook for the balance of the year, 2027 and beyond.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Sales to Customers by Region (In millions)	Nine Months Ended September 30,
	2026	2025

North America	$433.0	$414.8
Western Europe	280.8	288.5
Asia/Pacific	158.2	140.8
Central and South America	111.5	99.6
Eastern Europe	68.9	81.1
Middle East and Africa	63.0	77.5
	$1,115.4	$1,102.3

In the nine months ended September 30, 2026, net sales in our largest market, North America, rose 4% as compared to the prior year period, driven by continued market growth, the launch of several extensions, particularly for Coach, as well as successful marketing and advertising investments. Sales in Western Europe declined 3% due to slower consumer demand, particularly in Germany and France. Our sales in Asia/Pacific increased by 12% driven by brand initiatives with Coach and Jimmy Choo and expansion of Ferragamo and GUESS. Our new affiliate in Korea is off to a strong start, and after sluggish sales over the past few years, the business is growing again in 2026. Central and South America net sales increased 12% due to the success of women’s and men’s Coach franchises and the strength of the Montblanc Legend line as well as robust growth from Jimmy Choo. Our net sales in Eastern Europe decreased 15% in the nine months ended September 30, 2026 as compared to the prior year period driven by operational difficulties in certain countries, which disproportionately impacted Lanvin and Lacoste. The war in the Middle East has again led to a significant decline in our sales in the Middle East and Africa Region that was down 19%, weighing significantly on our overall results.

Gross Profit Margin (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

European based operations
Net sales	$305.9	$295.2	$789.2	$783.6
Cost of sales	89.5	100.4	246.8	262.0
Gross margin	$216.4	$194.8	$542.4	$521.7
Gross margin as a % of net sales	70.8%	66.0%	68.7%	66.6%

United States based operations
Net sales	$127.3	$137.2	$336.2	$327.3
Cost of sales	53.2	57.4	136.0	134.0
Gross margin	$74.1	$79.7	$200.2	$193.2
Gross margin as a % of net sales	58.2%	58.1%	59.5%	59.0%

The Company’s gross profit margin as a percentage of net sales was 67.1% and 66.0% for the three and nine months ended September 30, 2026, as compared to 63.5% and 64.4% for the corresponding period of the prior year. The increase was the result of favorable segment, brand and channel mix as well as lower destruction costs of $9.6 million. These were partially offset by tariff impacts which represented an additional expense of $11.9 million in the nine months ended September 30, 2026 as compared to the prior year period. Furthermore, as of September 30, 2026, the company has received $17.3 million in IEEPA tariff refunds, of which $14.8 million have been recognized as a non-recurring reduction in cost of sales and $1.0 million in selling, general, and administrative expenses. Overall, the Company is not expecting any material additional refunds, however, there is still $1.4 million of unrealized tariff refunds that will mostly make their way into cost of sales in the fourth quarter.

For European based operations, gross profit margin as a percentage of net sales was 70.8% and 68.7% for the three and nine months ended September 30, 2026, as compared to 66.0% and 66.6% for the corresponding period of the prior year, respectively.  The increase in the nine months ended September 30, 2026, was the result of price increases, favorable brand and channel mix, lower year- over-year destruction costs of $6.1 million, as well as $9.6 million of IEEPA tariff refunds. These were partially offset by tariffs, which represented an additional expense of $7.3 million in the nine months ended September 30, 2026 as compared to the prior year period.

INTERPARFUMS, INC. AND SUBSIDIARIES

For United States based operations, gross profit margin as a percentage of net sales was 58.2% and 59.5% for the three and nine months ended September 30, 2026 respectively, as compared to 58.1% and 59.0% for the corresponding period of the prior year. Tariff refunds representing $5.2 million as well as lower than expected destructions helped offset unfavorable channel and product mix impacts as well as higher ongoing tariff costs.

Generally, we do not bill customers for shipping and handling costs, which are included in selling, general and administrative expenses in the consolidated statements of income. As such, our Company’s gross profit may not be comparable to other companies, which may include these expenses as a component of cost of goods sold.

Selling, General and Administrative Expenses (in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
European based operations
Selling, general and administrative expenses	$115.7	$109.8	$344.8	$321.7
Selling, general and administrative expenses as a percent of net sales	37.8%	37.2%	43.7%	41.1%

United States based operations
Selling, general and administrative expenses	$54.6	$54.5	$150.6	$145.4
Selling, general and administrative expenses as a percent of net sales	42.9%	39.7%	44.8%	44.4%

The Company’s selling, general and administrative expenses as a percentage of net sales were 39.7% and 44.4% for the three and nine months ended September 30, 2026 as compared to 38.2% and 42.4% for the three and nine months ended September 30, 2025. The increase in selling, general and administrative expenses as a percentage of net sales for the quarter and for the first nine month period resulted from higher employee related costs, unfavorable royalty brand mix impacts and higher logistics costs due to supply chain transitions and higher costs of transportation. For the nine-month period, the increase was also driven by higher marketing investments.

For European based operations, selling, general and administrative expenses increased 5.4% and 7.2% for the three and nine months ended September 30, 2026, respectively as compared to the corresponding period of the prior year, and represented 37.8% and 43.7% of net sales for the three and nine months ended September 30, 2026, as compared to 37.2% and 41.1% for the three and nine months ended September 30, 2025.  The increase in expenses for both periods was largely driven by Royalty costs growing ahead of sales due to unfavorable brand mix. Employee related costs expanded as we are building up our Korean subsidiary, and we also saw higher logistics costs related to supply chain transitions and rising fuel costs. Marketing expenses also grew ahead of sales for the nine month period driven by product launch timing. For United States based operations, selling, general and administrative expenses were flat in the quarter and increased 3.6% for nine months ended September 30, 2026, and represented 42.9% and 44.8% of net sales for the three and nine months ended September 30, 2026, as compared to 39.7% and 44.4% for the three and nine months ended September 30, 2025. SG&A as a percentage is up in the third quarter, driven by lower fixed cost absorption due to lower sales. SG&A was also impacted by unfavorable brand mix on royalties and higher logistics costs due to supply chain transitions and rising fuel costs.

Promotion and advertising included in selling, general and administrative expenses aggregated $64.9 million and $193.7 million for the three and nine months ended September 30, 2026, respectively, as compared to $65.5 million and $185.9 million for the corresponding period of the prior year and represented 15.1% and 17.4% of net sales for the three and nine months ended September 30, 2026, respectively, as compared to 15.3% and 16.9% for the corresponding period of the prior year. Promotion and advertising are integral parts of our industry, and we continue to invest heavily to support new product launches, new brands and to build brand awareness. We believe that our promotion and advertising efforts have a beneficial effect on sales, and as such, the Company is focused on increasing promotional and advertising spending to support the continued success of our brands. We are reinvesting the tariff refunds in order to protect our top line growth and set ourselves up for a successful 2027, as such, we anticipate that on a full year basis, promotion and advertising expenditures will approach our long-term target of approximately 21% of net sales.

INTERPARFUMS, INC. AND SUBSIDIARIES

Royalty expense included in selling, general and administrative expenses aggregated $36.7 million and $99.5 million for the three and nine months ended September 30, 2026, respectively, as compared to $34.7 million and $90.5 million for the corresponding period of the prior year. Royalty expense represented 8.6% and 8.9% of net sales for the three and nine months ended September 30, 2026 as compared to 8.1% and 8.2% of net sales for the corresponding periods of the prior year. This increase was primarily driven by unfavorable brand mix.

Income from Operations

As a result of the above analysis regarding net sales, gross profit margins and selling, general and administrative expenses, our operating margins aggregated 27.4% and 21.6% for the three and nine months ended September 30, 2026, respectively, as compared to 25.3% and 22.0% for the corresponding period of the prior year.

Other Income and Expense

Overall, other income and expense for the nine months ended September 30, 2026, was effectively nil as compared to a loss of $7.7 million in the corresponding prior year period. The main drivers of the change are discussed in more detail below. These include the positive impact of the change in foreign currency where we recognized a gain of $0.2 million in the first nine months of 2026 compared to a loss of $4.6 million in the first nine months of 2025. The improvement also reflected a $3.1 million increase in interest income earned on cash and cash equivalents and short-term investments due to one-time loss of $2.5 million in 2025. Additionally, interest expense on borrowings decreased by $1.1 million.

 Interest expense is primarily related to the financing of brand and licensing acquisitions, as well as our headquarters in Paris and our share repurchase program. Long-term debt including current maturities aggregated $190.5 million and $176.0 million as of September 30, 2026 and December 31, 2025, respectively. Interest expense was $4.1 million in the nine months ended September 30, 2026 compared to $5.1 million in the prior year period.

We enter into foreign currency forward exchange contracts to manage exposure related to receivables from unaffiliated third parties denominated in a foreign currency and occasionally to manage risks related to future sales expected to be denominated in a foreign currency. Approximately 50% of net sales of our European based operations are denominated in U.S. dollars. Gains and losses in derivatives designated as hedges are accumulated in other comprehensive income and gains and losses in derivatives not designated as hedges are included in (gain) loss on foreign currency on the accompanying consolidated income statements. Such gains and losses were immaterial in the three and nine months ended September 30, 2026 and 2025.

Interest and investment income represents interest earned on cash and cash equivalents and short-term investments and realized and unrealized gains and losses on marketable equity securities. Interest income was $4.6 million in the nine months ended September 30, 2026 compared to $4.4 million in the prior year period. Additionally, results benefited from $2.3 million decrease in losses on marketable equity securities, from $2.5 million in the first nine months of 2025 compared to $0.2 million loss in the first nine months of 2026.

Income Taxes

Our consolidated effective tax rate was 24.6% and 23.5% for the nine months ended September 30, 2026 and 2025, respectively. The Company's effective income tax rate is primarily affected by the geographic mix of earnings among jurisdictions with different statutory tax rates, the benefit associated with the Foreign-Derived Intangible Income ("FDII") deduction, excess tax benefits related to stock-based compensation, state income taxes, and other permanent differences recognized during the period. These items collectively result in the Company's effective tax rate differing from the U.S. federal statutory rate. The Company does not have a jurisdictional tax forecast but uses a forecasted tax rate by segment to validate the quarterly effective tax rate. The effective tax rate for our European based operations was 25.5% and 24.4% for the nine months ended September 30, 2026 and 2025, respectively. The increase in taxes resulted from a $3 million favorable outcome to our mutual agreement procedure between the French and United States tax authorities in 2025 in which we were able to reclaim the tax assessment paid in France in 2023. The gain was offset by a $1 million one-time tax assessment included in the tax expense as a result of a tax audit conducted for the 2022 and 2023 tax years. The effective tax rate for United States based operations was 20.3% for the nine months ended September 30, 2026, as compared to 20.0% for the corresponding period of the prior year. Our effective tax rate for United States based operations differs from the 21% statutory rate in the United States as it is a blended rate across multiple jurisdictions, and takes into account benefits received from the exercise of stock options as well as deductions we are allowed for a portion of our foreign-derived deduction-eligible income, slightly offset by state and local taxes. Other than as discussed above, we did not experience any significant changes in tax rates, and none were expected in jurisdictions where we operate. We also did not have any material discreet tax items this quarter nor significant changes in uncertain tax positions, valuation allowances, tax examinations, or enacted law changes. The Company was notified in June 2026 by the Internal Revenue Service that the Company will undergo an audit for the 2024 tax year. As of September 30, 2026, the examination was ongoing. In addition, the Company’s Italian subsidiary is currently undergoing an examination by the Italian tax authorities for the 2023 tax year.

INTERPARFUMS, INC. AND SUBSIDIARIES

Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousand USD)

Net income attributable to European based operations	$75,244	$63,726	$147,893	$144,590
Net income attributable to United States based operations	15,505	20,823	39,384	39,046
Eliminations	(2,573)	(1,270)	(5,516)	(3,757)
Net income	88,176	83,279	181,761	179,879
Less: Net income attributable to the noncontrolling interest	19,973	17,470	39,705	39,590
Net income attributable to Interparfums, Inc.	$68,203	$65,809	$142,056	$140,289

Net income attributable to Interparfums, Inc. was $68.2 million and $142.1 million for the three and nine months ended September 30, 2026, respectively, as compared to $65.8 million and $140.3 million for the corresponding period of the prior year.

Net income attributable to European based operations increased to $75.2 million and $147.9 million for the three and nine months ended September 30, 2026, as compared to $63.7 million and $144.6 million for the corresponding period of the prior year, while net income attributable to United States based operations was $15.5 million and $39.4 million for the three and nine months ended September 30, 2026, as compared to $20.8 million and $39.0 million for the corresponding period of the prior year. The fluctuations in net income for both European based operations and United States based operations are directly related to the previous discussions pertaining to changes in sales, gross margin, and selling, general and administrative expenses.

The noncontrolling interest arises from our 74% owned subsidiary in Paris, Interparfums SA, which is also a publicly traded company, as 26% of Interparfums SA shares trade on the Euronext. Net income attributable to the noncontrolling interest is directly related to the profitability of our European based operations and aggregated 27% and 28% of European based operations net income for both the nine months ended September 30, 2026 and 2025, respectively. Net profit margins attributable to Interparfums, Inc. for both the nine months ended September 30, 2026 and 2025 aggregated to 12.7%.

Liquidity and Capital Resources

Our conservative financial tradition has enabled us to amass significant cash balances. As of September 30, 2026, we had $240.2 million in cash, cash equivalents and short-term investments, the majority of which are held in euros by our European based operations and is readily convertible into U.S. dollars. We have not experienced any liquidity issues to date, and do not expect any liquidity issues relating to such cash and cash equivalents and short-term investments.

As of September 30, 2026, working capital aggregated $731 million. Approximately 75% of the Company’s total assets are held by European based operations, and approximately $278 million of trademarks, licenses and other intangible assets are also held by European based operations.

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

The Company hopes to continue to benefit from its strong financial position to potentially acquire one or more brands, either on a proprietary basis or as a licensee. In September 2026, we extended the Roberto Cavalli license for 20 years, extending the license through December 31, 2046. In March 2026, we entered into a 10-year license agreement with PUMA running through December 31, 2037. In January 2026, we entered into long-term global licensing agreements for the creation, development and distribution of fragrances and fragrance related products under the David Beckham and Nautica brands, effective April 1, 2028 and January 1, 2030, respectively.  In December 2025, we extended the GUESS license for an additional 15 years, extending the license through December 31, 2048. In July 2025, our majority owned French subsidiary, Interparfums SA, signed an exclusive fragrance license agreement with Longchamp running through December 31, 2036. The first launch under our Longchamp license is expected in 2027. In June 2025, our majority owned French subsidiary, Interparfums SA, acquired all intellectual property rights relating to Maison Goutal held by Amorepacific Europe, which was operating the Annick Goutal brand under an existing license agreement that expired on December 31, 2025, when Interparfums SA began commercial use of the fragrance brand. Additionally, in June 2025, we renewed the Coach license agreement for an additional five-year term, extending the license through June 30, 2031.

INTERPARFUMS, INC. AND SUBSIDIARIES

Cash provided by operating activities aggregated $102.3 million for the nine months ended September 30, 2026 compared to $68.4 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, working capital items used $101.3 million in cash from operating activities, as compared to $133.9 million in the 2025 period. From a cash flow perspective, accounts receivable are up 20% from year end 2025. The balance is reasonable based on 2026 sales levels and seasonality of the business. Days' sales outstanding were up slightly to 90 days for the nine months ended September 30, 2026 compared to 89 days for the nine months ended September 30, 2025. We continue to see strong collection activity and do not anticipate any issues with collections of accounts receivable. From a cash flow perspective, inventory levels as of September 30, 2026 increased 10% from year end 2025 driven by the seasonality of the business. Our inventories are down year over year with $376 million at September 30, 2026 compared to $388 million at September 30, 2025, translating to a reduction of 16 days inventory on hand as we continue to drive inventory efficiencies and work to increase conversion of raw materials into finished goods. Operating cash flow also benefited in the nine months ended September 30 2026 from the receipt of $17.3 million of IEEPA tariff refunds received, as well as $0.6 million of related interest.

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

Cash flows used in financing activities in 2026 predominately reflect net proceeds of debt, purchase of subsidiary shares from noncontrolling interest and payments of dividends to stockholders.

On August 12, 2026, the Company entered into a €200 million senior secured credit facility with a syndicate of lenders to finance the share repurchase program disclosed in Q2 2026 10-Q and related transaction costs. As of September 30, 2026, the Company had drawn €55.0 million under the facility and had €145.0 million of the remaining borrowing capacity available under the Facility Agreement.

Our short-term financing requirements are expected to be met by available cash on hand at September 30, 2026, and by short-term credit lines provided by domestic and foreign banks. The principal credit facilities for 2026 consist of $45 million in unsecured revolving lines of credit provided by a consortium of domestic commercial banks and approximately $9.1 million (€8 million) in credit lines provided by a consortium of international financial institutions. There was $4.0 million of short-term borrowings outstanding pursuant to these facilities as of September 30, 2026 and $9.4 million outstanding as of September 30, 2025.

During the third quarter of 2026, the Company invested approximately $49.5 million to acquire additional shares of Interparfums SA, its Paris-based subsidiary listed on Euronext Paris, under this program, increasing its ownership interest from approximately 72.5% to 74.3%.

In February 2025, our Board of Directors authorized an annual dividend to $3.20 per share, and in 2026 our Board of Directors maintained the annual dividend at $3.20 per share. The next quarterly cash dividend of $0.80 per share is payable on December 31, 2026 to shareholders of record on December 15, 2026.

We believe that funds provided by or used in operations can be supplemented by our present cash position and available credit facilities, so that they will provide us with sufficient resources to meet all present and reasonably foreseeable future operating needs.

Inflation rates in the United States and foreign countries in which we operate did not have a significant impact on operating results for the nine months ended September 30, 2026; however, we have already started to see the impacts of tariffs on our cost structure and had adjusted our pricing accordingly in 2025. We continue to monitor for potential inflationary impacts as our suppliers potentially adjust their pricing as well.

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

At September 30, 2026, we had foreign currency contracts in the form of forward exchange contracts of approximately USD $42 million with maturities of less than one year. We believe that our risk of loss as the result of nonperformance by any of such financial institutions is remote.

Interest Rate Risk Management

We mitigate interest rate risk by monitoring interest rates, and then determining whether fixed interest rates should be swapped for floating rate debt, or if floating rate debt should be swapped for fixed rate debt.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Please see Item 9A. Controls and Procedures, “Evaluation of Disclosure Controls and Procedures” and “Remediation Plan,” as contained in our 2025 annual report on Form 10-K as filed with the SEC (“2025 Annual Report”), which are incorporated by reference in this quarterly report. As stated in our 2025 Annual Report, we believe that the actions set forth under “Remediation Plan,” will collectively remediate the material weaknesses identified.  During the third quarter of 2026, management continued to execute its remediation plan, including business process walkthroughs and control design assessment, enhancing SOX governance and documentation process and validating the design of the remediated controls. However, our material weaknesses will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and will make any further changes management deems appropriate. The above disclosure is applicable to the evaluation of our disclosure controls and procedures for the third quarter of 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item (c).

In February 2025, our Board of Directors authorized the Company to continue repurchasing up to 130,000 shares throughout 2025, which was increased to 260,000 shares in April 2025. In February 2026, our Board of Directors authorized the Company to continue repurchasing up to 260,000 shares throughout 2026. In addition, in July 2026 the Board of Directors of our Company has authorized a share repurchase program to purchase outstanding shares in either our Company or its majority owned subsidiary, Interparfums SA, which has its shares traded on the Euronext under the symbol “ITP,” or both, and has authorized our Company to enter into a line of credit of up to the amount of €200 million to be repaid over a maximum of 6 years to fund the share repurchase program. The Company has entered into a $227.1 million (€200 million) senior secured credit facility with a consortium of European banks consistent with the authorization by the Board of Directors. As of  September 30, 2026, approximately 1.6 million shares of ITP had been purchased. There can be no assurance that the repurchase program will be completed or that any minimum number of shares of the Company or IPSA will be repurchased.

Interparfums, Inc. Purchase of Common Stock
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1-31	0	n/a	0	213,996 shares
August 1-31	0	n/a	0	213,996 shares
September 1-30	0	n/a	0	213,996 shares
Total	0	n/a	0	213,996 shares

Interparfums, Inc. Purchase of Interparfums SA Common Shares
Period	Total Number of Shares Purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1-31	0	n/a	0	€200.0 million
August 1-31	844,003	€25.85	844,003	€178.2 million
September 1-30	746,175	€27.93	746,175	€157.3 million
Total	1,590,178	€26.83	1,590,178	€157.3 million

Item 5. Other Information

Item (c). During the third quarter of 2026, no director or officer has adopted or terminated either any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in the applicable regulation.

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

INTERPARFUMS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of November 2026.

INTERPARFUMS, INC.

By:	/s/ Michel Atwood
Chief Financial Officer